Form 10-Q
period 1995-03-31
JMB INCOME PROPERTIES LTD IX
filed 1995-05-15
CIK 355472

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995Commission file number 0-12432




               JMB INCOME PROPERTIES, LTD. - IX
    (Exact name of registrant as specified in its charter)




              Illinois                           36-3126228
  (State of organization)           (IRS Employer Identification No.)



  900 N. Michigan Ave., Chicago, IL                   60611
(Address of principal executive office)             (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .     14



PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     17

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     18

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  4,064,652    2,352,046
  Short-term investments (note 1). . . . . . . . . . . . . . .         96,890    2,176,462
  Interest, rents and other receivables. . . . . . . . . . . .        313,803      332,726
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          6,221       15,351
                                                                 ------------  -----------

       Total current assets. . . . . . . . . . . . . . . . . .      4,481,566    4,876,585
                                                                 ------------  -----------

Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .        899,298      899,298
  Buildings and improvements . . . . . . . . . . . . . . . . .     26,046,234   26,023,152
                                                                 ------------  -----------

                                                                   26,945,532   26,922,450
  Less accumulated depreciation. . . . . . . . . . . . . . . .     12,977,680   12,728,252
                                                                 ------------  -----------
       Total investment property,
         net of accumulated depreciation . . . . . . . . . . .     13,967,852   14,194,198

Investment in unconsolidated venture, at equity (note 1) . . .      1,236,559    1,322,900
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        826,956      759,525
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      4,803,059    4,870,049
                                                                 ------------  -----------
                                                                 $ 25,315,992   26,023,257
                                                                 ============  ===========

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   MARCH 31,   DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .    $15,674,958   15,784,297
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        167,312      367,067
  Due to affiliates (note 5) . . . . . . . . . . . . . . . . .        446,983      446,983
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        155,977      156,238
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .         64,939        --
                                                                 ------------  -----------
       Total current liabilities . . . . . . . . . . . . . . .     16,510,169   16,754,585

Tenant security deposits . . . . . . . . . . . . . . . . . . .         80,614       83,614
                                                                 ------------  -----------
Commitments and contingencies (notes 1, 2, 3 and 5)

       Total liabilities . . . . . . . . . . . . . . . . . . .     16,590,783   16,838,199
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions  . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . .     (3,908,604)  (3,890,210)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,962,978)  (1,962,978)
                                                                 ------------  -----------
                                                                   (5,870,582)  (5,852,188)
                                                                 ------------  -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs . . . . . . .     68,210,848   68,210,848
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     41,343,667   41,785,122
    Cumulative cash distributions. . . . . . . . . . . . . . .    (94,958,724) (94,958,724)
                                                                 ------------  -----------
                                                                   14,595,791   15,037,246
                                                                 ------------  -----------
       Total partners' capital accounts. . . . . . . . . . . .      8,725,209    9,185,058
                                                                 ------------  -----------
                                                                 $ 25,315,992   26,023,257
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)

                                                                       1995          1994
                                                                    ----------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . .  $  829,371       841,463
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . .      59,814        38,533
                                                                    ----------   -----------

                                                                       889,185       879,996
                                                                    ----------   -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . .     416,070       419,049
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .     249,428       241,765
  Property operating expenses. . . . . . . . . . . . . . . . . . .     362,013       368,352
  Professional services. . . . . . . . . . . . . . . . . . . . . .      34,300        47,361
  Amortization of deferred expenses. . . . . . . . . . . . . . . .      37,457        19,408
  General and administrative . . . . . . . . . . . . . . . . . . .      26,381        18,123
                                                                    ----------   -----------
                                                                     1,125,649     1,114,058
                                                                    ----------   -----------
         Operating loss. . . . . . . . . . . . . . . . . . . . . .     236,464       234,062
Partnership's share of loss from operations
  of unconsolidated venture (note 1) . . . . . . . . . . . . . . .     223,385       330,025
                                                                    ----------   -----------
         Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $  459,849       564,087
                                                                    ==========   ===========
         Net loss per limited partnership interest . . . . . . . .  $     5.72          7.02
                                                                    ==========   ===========
         Cash distributions per limited
           partnership interest. . . . . . . . . . . . . . . . . .  $    --            --
                                                                    ==========   ===========





                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  (459,849)     (564,087)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     249,428       241,765
    Amortization of deferred expenses. . . . . . . . . . . . . . .      37,457        19,408
    Partnership's share of loss from operations
      of unconsolidated venture. . . . . . . . . . . . . . . . . .     223,385       330,025
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .      18,923      (128,907)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .       9,130         9,470
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .      66,990        55,787
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (199,755)       44,935
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .       --            8,481
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (261)         (235)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      64,939        51,997
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (3,000)        --
                                                                   -----------   -----------
          Net cash provided by operating activities. . . . . . . .       7,387        68,639
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . .   2,079,572       146,099
  Additions to investment property . . . . . . . . . . . . . . . .     (23,082)          (46)
  Partnership's contributions to unconsolidated venture. . . . . .    (137,044)      (92,718)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (104,888)       (8,460)
                                                                   -----------   -----------
          Net cash provided by investing activities. . . . . . . .   1,814,558        44,875
                                                                   -----------   -----------
                                 JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                       1995          1994
                                                                   -----------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (109,339)     (106,775)
                                                                   -----------   -----------

          Net cash used in financing activities. . . . . . . . . .    (109,339)     (106,775)
                                                                   -----------   -----------
          Net increase in cash and cash equivalents. . . . . . . .   1,712,606         6,739

          Cash and cash equivalents, beginning of period . . . . .   2,352,046       230,415
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 4,064,652       237,154
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $   416,331       419,284
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========









                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1995 AND 1994

                          (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Plaza/Seattle Limited Partnership ("Plaza/Seattle"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interest in T&C-JMB Partners ("T&C").

Accordingly, the accompanying consolidated financial statements do not include the accounts of T&C and T&C's venture, H&M Associates, Ltd. - Houston ("Town & Country") (notes 3(a) and 6).

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such 2records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                        1995                  1994
             -----------------------  -------------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------

Net loss . . . .  $459,849   663,656     564,087   722,103
Net loss
 per limited
 partnership
 interest. . . .  $   5.72      8.26        7.02      9.36
                  ========   =======    ========   =======

     The net loss per limited partnership interest is based upon the number of interests outstanding at the end of each period (77,132).

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,039,167 and $2,348,978 at March 31, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.


(2)  LONG-TERM DEBT MODIFICATION

     The long-term mortgage note secured by the Blanchard Plaza office building located in Seattle, Washington was modified effective with the payment due December 1, 1988 and provided for debt service to be paid at reduced rates through the May 1, 1991 payment with the interest rate differential being added monthly to the principal balance on the note. The mortgage note balance includes cumulative deferred interest of $2,674,958 and $2,784,297 at March 31, 1995 and December 31, 1994, respectively. On March 1, 1990 the contractual interest rate on the note was adjusted to 10.5% as provided for in the modification agreement. Beginning on June 1, 1991 the pay rate is at 11% per annum of the sum of the principal and deferred interest payments as of June 1, 1991 ($16,221,063) until December 1, 1995, when the outstanding balance of principal and any remaining deferred interest is due and payable. On April 1, 1992 and on each April 1 thereafter, an additional principal payment is payable to the extent of any annual net cash flow (as defined) for the immediately preceding year.
Based on the 1994 and 1993 annual cash flows, $79,589 and $79,978 was paid in March 1995 and April 1994, respectively. Based on the 1992 annual cash flow, no additional payment was due on April 1, 1993.


(3)  VENTURE AGREEMENTS

     The Partnership at March 31, 1995 is a party to two operating joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     (a)  Town & Country Center

     Commencing January 1, 1989 and through December 31, 1992, the Partnership was entitled to receive a specified preferential distribution from the T&C venture. As the Partnership did not receive its preferential distribution through December 31, 1992, the Partnership is entitled to recover such cumulative deficiency from first available cash flow from operations in subsequent years or from sale proceeds. Any operating deficits generally will be funded by contributions to the venture by the venture partners in the ratio of their respective residual ownership percentages.

     Town & Country's net cash flow is distributable as follows: first, T&C is entitled to receive the cumulative deficiency in its preferred cash return through 1992; next, the developer is entitled to receive a cumulative amount equal to its unreimbursed capital contributions used to fund operating deficits incurred with respect to the property; any cash flow in excess of these preferred amounts will be distributable 73.07% to T&C and 26.93% to the developer.

     Through March 31, 1995, the Partnership and its affiliated joint venture partner have made interest-bearing loans aggregating $4,340,437 to the T & C venture to fund operating deficits at the property pursuant to an amendment to the Town & Country partnership agreement under negotiation. The Partnership's portion of these loans have been reflected as contributions to unconsolidated venture in the accompanying consolidated financial statements. However, there can be no assurance that such an amendment will be executed.

     Town & Country also is obligated under a 12% promissory note payable ($991,689 outstanding as of March 31, 1995) to an affiliate of the developer which matured June 30, 1993. The Partnership and the affiliated joint venture partner have reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments are being made currently, the venture continues to accrue interest on the note at the original contract rate. As of the date of this report, the specific terms of this agreement are still being finalized. However, there can be no assurance that such extension will be executed.

     An affiliate of the Managing General Partner of the Partnership has responsibility for management and leasing of the Town & Country Center under a management agreement which provides for a management fee equal to a percentage of gross income (as defined) from the property's operations not to exceed 5% in the aggregate.

     (b)  Plaza/Seattle

     The terms of the joint venture partnership agreement provide that the joint venture partners will not be obligated to make any cash contributions to the joint venture; however, the value of the joint venture partners' contribution of their interest in the land to the joint venture has been taken into account in determining the terms of the joint venture partnership agreement. Distribution of annual cash flow (after debt service) is to be made first to the Partnership as reimbursement for its aggregate additional capital contributions; then the joint venture partners are entitled to receive the next $90,000 per annum of annual cash flow; the Partnership is entitled to receive the next $1,078,838 and any excess annual cash flow will be distributable 92.3% to the Partnership and 7.7% to

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the joint venture partners. Distributions of annual cash flow to the Partnership and to the joint venture partners ceased in September 1987.
The Partnership has funded 100% of all subsequent deficits at the Blanchard Plaza office building. Consequently, operating profits and losses are allocated 100% to the Partnership.

     The joint venture partnership agreement provides that the net proceeds, if any, from any sale or refinancing of the property will be allocated as follows: first to the Partnership as reimbursement for its aggregate additional capital contributions; then the Partnership shall be paid the outstanding balance of its $2,000,000 loan to the venture (such loan has been eliminated in consolidated financial statements, see note 1) plus any accrued interest thereon (monthly payments of interest only are due and have been made at the rate of 10.88%); the joint venture partners are entitled to receive the next $1,250,000 of such proceeds; the Partnership is entitled to receive the next $15,225,000 and any remaining proceeds will be distributable 92.3% to the Partnership and 7.7% to the joint venture partners. The joint venture partnership agreement provides for gain or loss on the disposition of the property to be allocated to the extent needed to equalize the capital accounts of the joint venture partners, to the extent of any net proceeds distributed to the joint venture partners and any remaining gain or loss 92.3% to the Partnership and 7.7% to the joint venture partners.

     An affiliate of the Managing General Partner had responsibility for management and leasing of the Blanchard Plaza office building under a management agreement which provided for a management fee equal to 4% of gross income (as defined) from the property's operations. In December 1994, such affiliate sold substantially all of its assets and assigned its interest in its management contracts, including the agreement for the Blanchard Plaza office building, to an unaffiliated third party (note 5).

     The long-term debt at the property is scheduled to mature in December 1995. There can be no assurance that the joint venture will be able to extend, refinance or obtain alternative financing for all or substantially all of the mortgage loan when the debt matures. The Partnership continues to examine a possible sale should a refinancing not take place. There can be no assurance that a sale of the property will occur.


(4)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of real property by the Partnership 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1983. Payment of the portion of sale and refinancing proceeds allocable to the General Partners pursuant to the above is deferred until such time as the Limited Partners have received cash distributions, of sale and refinancing

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

proceeds and of Partnership operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. Approximately $3,197,000 has been deferred by the General Partners pursuant to the distribution levels described above.

(5)  TRANSACTIONS WITH AFFILIATES

     The Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Blanchard Plaza office building after the sale on the same terms that existed prior to the sale.

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                   March 31,
                               1995      1994        1995
                             -------    ------   -------------
Property management and
  leasing fees . . . . . .   $  --      41,291       431,972
Insurance commissions. . .      --           4          --
Reimbursement (at cost) for
  out-of-pocket expenses .    28,672    31,485          --
                             -------    ------       -------
                             $28,672    72,780       431,972
                             =======    ======       =======

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties. The amount of salaries and direct expenses aggregated $27,787 for the three months ended March 31, 1995 and $163,343 for the year ended December 31, 1994, of which $15,051 was unpaid as of March 31, 1995. Pursuant to the Partnership Agreement, the amount of compensation paid to affiliates of the General Partners for property management and leasing services is subject to certain limitations and are currently being repaid in accordance with such limitations. All amounts payable to the General Partners and their affiliates do not bear interest and may be repaid in future periods.

(6)  UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     The summary income statement information for the Town & Country venture for the three months ended March 31, 1995 and 1994 are as follows:

                                           1995       1994
                                       ----------- ----------

  Total income . . . . . . . . . . . . .$ 1,642,942 1,152,979
                                       =========== ==========
  Operating loss . . . . . . . . . . . .$(1,016,429)(1,467,048)
                                       =========== ==========
  Net loss to Partnership. . . . . . . .$  (223,385) (330,025)
                                       =========== ==========

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,065,000. Such funds and short-term investments of approximately $97,000 are available for capital improvements, future distributions to partners, payment of certain deferrals to affiliates of the General Partners and for working capital requirements including operating deficits at the Blanchard Plaza office building and the Partnership's share of operating deficits, re-leasing costs and capital costs at the Town & Country Center. Reference is made to
Note 3. The Partnership is also examining a mall enhancement program at the Town & Country Center. As a result of certain limitations in the Partnership Agreement, an affiliate of the General Partners of the Partnership is deferring payment of certain management and leasing fees as more fully described in Note 5. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $400,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated venture in 1995 is budgeted to be approximately $3,354,000, which includes a portion of a mall enhancement program at the Town & Country Center.
There is no certainty that any or all of the costs budgeted for the mall enhancement program (of which the Partnership's share is budgeted to be approximately $2,954,000 in 1995) at the Town & Country Center will be incurred. The amounts and timing may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions. Effective the second quarter of 1993, the Partnership suspended its quarterly distribution so that future cash requirements of the Partnership's properties may be met. The source of capital for such items and for long-term future liquidity and distributions is dependent on cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property - specific discussions below and to Note 2. The properties' operations are not expected to generate any short-term liquidity as described below. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The Blanchard Plaza investment property currently operates at a small deficit. This deficit results from the modification of the property's mortgage note which provides for an annual cash flow payment to the lender which reduces the principal balance of the loan as described in Note 2.
The Partnership expects to continue to utilize the remaining proceeds from the sale of the Lynnhaven Mall to cover these operating deficits. The mortgage note is scheduled to mature in December 1995. There is no assurance that the venture will be able to refinance all or substantially all of the loan or obtain alternative financing when the note matures. The Partnership continues to examine a possible sale of the property should a refinancing not take place. There can also be no assurance that a sale of the property will occur. The property's long-term contributions to the Partnership's liquidity depends upon the mortgage being refinanced at a more favorable rate or the property being sold should a refinancing not take place. The Seattle office market is showing significant improvement as vacancy rates continue to decline. The current vacancy rate for the sub-market in which the property operates is approximately 7%. Of the approximately 39,900 square feet of leases (17% of the building's leasable square footage) originally scheduled to expire in 1995, the Partnership has been successful in signing new and renewing leases of approximately 22,900 square feet. In addition, the Partnership signed a new lease for another approximately 3,000 square feet for space which had never been occupied. Although there can be no assurance, the Partnership is actively pursing the renewal or re-lease of the remaining space in the building. In addition, the Partnership amended the lease with the General Services Administration ("GSA") in 1994. In exchange for certain rent concessions, this amendment eliminated the GSA's option to terminate the lease at any time after October 1998. The GSA lease expires in October 2002.

     The Town & Country Center investment property currently operates in a market which is characterized by low occupancies, reduced rent levels and significant tenant leasing concessions such as free rent and tenant allowances. Such competitive conditions have contributed to operating deficits and resulted in a significant decrease in the occupancy of the property during the quarter. The manager of the mall is continuing its aggressive leasing program and continues to seek new tenants. Based upon recent lease negotiations, it is hopeful that there will be increased leasing activity by national retailers in this marketplace. The joint venture is examining a mall enhancement program at the center as discussed above.

     The Town & Country joint venture also is obligated under a 12% promissory note (with a balance of $991,689 and accrued interest of $506,000 as of March 31, 1995) payable to an affiliate of the developer which matured June 30, 1993. The Partnership and the affiliated joint venture partner have reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments are being made currently, the venture continues to accrue interest on the note at the original contract rate. As of the date of this report, the specific terms of this agreement are still being finalized. However, there can be no assurance that such extension will be executed.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. As previously reported, the Partnership's properties are not currently generating operating cash flow. The Partnership is examining its potential cash requirements at the Town and Country Center for the re-leasing program and potential mall enhancement program as described above. Due to these factors, the Partnership had previously reduced the regular quarterly distributions to the partners and beginning the second quarter of 1993, has suspended such distributions for an unknown period of time. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties since outside sources of capital may be limited.

     As we have reported previously, due to these factors, the Partnership held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and corresponding decrease in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to approximately $4,039,000 of the Partnership's U.S. Government obligations being classified as cash equivalents at March 31, 1995 whereas approximately $2,350,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1. The decrease in short-term investments is also due to the Partnership's continued funding of deficits incurred at the Town & Country Center. Reference is made to Note 3(a).

     The decrease in accounts payable at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain deferred expenses, including re-leasing costs, related to the Blanchard Plaza office building.

     The increase in the balance of accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments at the Blanchard Plaza office building.

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1995.

     The increase in amortization of deferred expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the 1995 amortization of lease commissions deferred at the Blanchard Plaza office building in December 1994.

     The decrease in Partnership's share of loss from operations of unconsolidated venture for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the write-off of certain delinquent tenant receivables in 1994 at the Town & Country Center.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels for the Partnership's investment properties.

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  Town and Country Center
      Houston, Texas . .        73%      74%      76%       74%    65%

2.  Blanchard Plaza Building
      Seattle, Washington       96%      96%   91%(a)    93%(a)    96%

- - --------------------

     (a)  The percentage represents physical occupancy.  Transamerica (5,557 square feet or 3% of the building)
vacated its space prior to its lease expiration of January 31, 1995 but continued to pay rent pursuant to its lease obligation until such expiration.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4-A. Modification documents relating to the long-term mortgage note secured by the Blanchard Plaza Building in Seattle, Washington are hereby incorporated by reference to the Partnership's report on Form 10-K (File No. 0-12432) for December 31, 1992 dated March 19, 1993.

          4-B. Long-term mortgage note documents relating to the mortgage note secured by the Town & Country Center in Houston, Texas are hereby incorporated by reference to Post-Effective Amendment No. 4 to the Partnership's Registration Statement on Form S-11 (File No. 2-73991) dated April 14, 1982.

          10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the Blanchard Plaza Building in Seattle, Washington are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-12432) dated July 29, 1983.

          10-B. Acquisition documents relating to the purchase by the Partnership of an interest in the Town & Country Center in Houston, Texas are hereby incorporated by reference to Post-Effective Amendment No. 4 to the Partnership's Registration Statement on Form S-11 (File No. 2-73991) dated April 14, 1982.

          10-C. Management Agreement between H&M Associates and JMB
Retail Properties Co., successor of JMB Properties Company, for management services of the Town & Country Center in Houston, Texas dated April 1, 1991 is hereby incorporated by reference to the Partnership's report on Form 10-Q (File No. 0-12432) for June 30, 1994 dated August 12, 1994.

          27.   Financial Data Schedule

     (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              JMB INCOME PROPERTIES, LTD.-IX

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:May 11, 1995