Form 10-Q
period 1995-06-30
JMB INCOME PROPERTIES LTD IX
filed 1995-08-14
CIK 355472

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995Commission file number 0-12432




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

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                   JUNE 30,    DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  1,843,893    2,352,046
  Short-term investments (note 1). . . . . . . . . . . . . . .      2,290,328    2,176,462
  Interest, rents and other receivables. . . . . . . . . . . .        316,692      332,726
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          --          15,351
                                                                 ------------  -----------

       Total current assets. . . . . . . . . . . . . . . . . .      4,450,913    4,876,585
                                                                 ------------  -----------

Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .        899,298      899,298
  Buildings and improvements . . . . . . . . . . . . . . . . .     26,059,027   26,023,152
                                                                 ------------  -----------

                                                                   26,958,325   26,922,450
  Less accumulated depreciation. . . . . . . . . . . . . . . .     13,227,108   12,728,252
                                                                 ------------  -----------
       Total investment property,
         net of accumulated depreciation . . . . . . . . . . .     13,731,217   14,194,198

Investment in unconsolidated venture, at equity (note 1) . . .      1,144,966    1,322,900
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        789,499      759,525
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      4,736,068    4,870,049
                                                                 ------------  -----------
                                                                 $ 24,852,663   26,023,257
                                                                 ============  ===========
                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED


                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   JUNE 30,    DECEMBER 31,
                                                                     1995         1994
                                                                 ------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 15,644,421   15,784,297
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        154,104      367,067
  Due to affiliates (note 5) . . . . . . . . . . . . . . . . .        446,983      446,983
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        155,710      156,238
                                                                 ------------  -----------
       Total current liabilities . . . . . . . . . . . . . . .     16,401,218   16,754,585

Tenant security deposits . . . . . . . . . . . . . . . . . . .         66,981       83,614
                                                                 ------------  -----------
Commitments and contingencies (notes 1, 2, 3 and 5)

       Total liabilities . . . . . . . . . . . . . . . . . . .     16,468,199   16,838,199
                                                                 ------------  -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions  . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . .     (3,922,234)  (3,890,210)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,962,978)  (1,962,978)
                                                                 ------------  -----------
                                                                   (5,884,212)  (5,852,188)
                                                                 ------------  -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs . . . . . . .     68,210,848   68,210,848
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     41,016,552   41,785,122
    Cumulative cash distributions. . . . . . . . . . . . . . .    (94,958,724) (94,958,724)
                                                                 ------------  -----------
                                                                   14,268,676   15,037,246
                                                                 ------------  -----------
       Total partners' capital accounts. . . . . . . . . . . .      8,384,464    9,185,058
                                                                 ------------  -----------
                                                                 $ 24,852,663   26,023,257
                                                                 ============  ===========


                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $   803,904      830,404   1,633,275    1,671,867
  Interest income. . . . . . . . . . . . .      60,482       36,148     120,296       74,681
                                           -----------   ---------- -----------   ----------
                                               864,386      866,552   1,753,571    1,746,548
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     415,275      418,332     831,345      837,381
  Depreciation . . . . . . . . . . . . . .     249,428      241,765     498,856      483,530
  Property operating expenses. . . . . . .     351,777      333,466     713,790      701,818
  Professional services. . . . . . . . . .      20,300       29,838      54,600       77,199
  Amortization of deferred expenses. . . .      37,459       21,246      74,916       40,654
  General and administrative . . . . . . .      39,301       32,120      65,682       50,243
                                           -----------   ---------- -----------   ----------
                                             1,113,540    1,076,767   2,239,189    2,190,825
                                           -----------   ---------- -----------   ----------
         Operating loss. . . . . . . . . .     249,154      210,215     485,618      444,277
Partnership's share of loss
  from operations of uncon-
  solidated venture (note 1) . . . . . . .      91,591      118,635     314,976      448,660
                                           -----------   ---------- -----------   ----------
         Net loss. . . . . . . . . . . . . $   340,745      328,850     800,594      892,937
                                           ===========   ========== ===========   ==========
         Net loss per limited
           partnership interest. . . . . . $      4.24         4.09        9.96        11.11
                                           ===========   ========== ===========   ==========
         Cash distributions per
           limited partnership
           interest. . . . . . . . . . . . $     --           --          --           --
                                           ===========   ========== ===========   ==========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (800,594)     (892,937)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     498,856       483,530
    Amortization of deferred expenses. . . . . . . . . . . . . . .      74,916        40,654
    Partnership's share of loss from operations
      of unconsolidated venture. . . . . . . . . . . . . . . . . .     314,976       448,660
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .      16,034         1,797
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      15,351        15,783
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     133,981       111,535
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (219,653)      113,504
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .       --          (14,086)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (528)         (474)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .       6,690       138,593
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (16,633)        --
                                                                   -----------   -----------
          Net cash provided by operating activities. . . . . . . .      23,396       446,559
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments .    (113,866)    2,101,928
  Additions to investment property . . . . . . . . . . . . . . . .     (35,875)      (30,304)
  Partnership's contributions to unconsolidated venture. . . . . .    (137,044)     (212,153)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (104,888)      (14,775)
                                                                   -----------   -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . . . . . . .    (391,673)    1,844,696
                                                                   -----------   -----------

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                       1995          1994
                                                                   -----------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (139,876)     (134,281)
                                                                   -----------   -----------

          Net cash used in financing activities. . . . . . . . . .    (139,876)     (134,281)
                                                                   -----------   -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . . . . . . .    (508,153)    2,156,974

          Cash and cash equivalents, beginning of year . . . . . .   2,352,046       230,415
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 1,843,893     2,387,389
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $   831,873       837,856
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========



















                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1995 AND 1994

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:

                        1995                  1994
             -----------------------  --------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------

Net loss . . . .  $800,594 1,327,312     892,937 1,245,360
Net loss
 per limited
 partnership
 interest. . . .  $   9.96     16.52       11.11     15.50
                  ======== =========     ======= =========

     The net loss per limited partnership interest is based upon the number of interests outstanding at the end of each period (77,132).

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,751,095 and $2,348,978 at June 30, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.


(2)  LONG-TERM DEBT MODIFICATION

     The long-term mortgage note secured by the Blanchard Plaza office building located in Seattle, Washington was modified effective with the payment due December 1, 1988 and provided for debt service to be paid at reduced rates through the May 1, 1991 payment with the interest rate differential being added monthly to the principal balance on the note. The mortgage note balance includes cumulative deferred interest of $2,644,421 and $2,784,297 at March 31, 1995 and December 31, 1994, respectively. On March 1, 1990 the contractual interest rate on the note was adjusted to 10.5% as provided for in the modification agreement. Beginning on June 1, 1991 the pay rate is at 11% per annum of the sum of the principal and deferred interest payments as of June 1, 1991 ($16,221,063) until December 1, 1995, when the outstanding balance of principal and any remaining deferred interest is due and payable (see note 3(b)). On April 1, 1992 and on each April 1 thereafter, an additional principal payment is payable to the extent of any annual net cash flow (as defined) for the immediately preceding year. Based on the 1994 and 1993 annual cash flows, $79,589 and $79,978 was paid in March 1995 and April 1994, respectively. Based on the 1992 annual cash flow, no additional payment was due on April 1, 1993.


(3)  VENTURE AGREEMENTS

     The Partnership at June 30, 1995 is a party to two operating joint venture agreements. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     Through June 30, 1995, the Partnership and its affiliated joint venture partner have made interest-bearing loans aggregating $4,340,437 to the T & C venture to fund operating deficits at the property pursuant to an amendment to the Town & Country partnership agreement under negotiation. However, there can be no assurance that such an amendment will be executed. The Partnership's portion of these loans have been reflected as contributions to unconsolidated venture in the accompanying consolidated financial statements.

     Town & Country also is obligated under a 12% promissory note payable ($991,689 outstanding as of June 30, 1995) to an affiliate of the developer which matured June 30, 1993. The Partnership and the affiliated joint venture partner have reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments are being made currently, the venture continues to accrue interest on the note at the original contract rate. As of the date of this report, the specific terms of this agreement are still being finalized. However, there can be no assurance that such extension will be executed.

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

(5)  TRANSACTIONS WITH AFFILIATES

     The Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager continues to act as the property manager of the Blanchard Plaza office building after the sale on the same terms as existed prior to the sale.

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                   Unpaid at
                                                   June 30,
                               1995      1994        1995
                             -------    ------   -------------
Property management and
  leasing fees . . . . . .   $  --      96,136       431,972
Insurance commissions. . .      --           4         --
Reimbursement (at cost) for
  out-of-pocket expenses .    45,354    58,166         --
                             -------   -------       -------
                             $45,354   154,306       431,972
                             =======   =======       =======

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties. The amount of salaries and direct expenses aggregated $40,843 for the six months ended June 30, 1995 and $163,343 for the year ended December 31, 1994, of which $15,011 were unpaid as of June 30, 1995. Pursuant to the Partnership Agreement, the amount of compensation paid to affiliates of the General Partners for property management and leasing services is subject to certain limitations and are currently being repaid in accordance with such limitations. All amounts payable to the General Partners and their affiliates do not bear interest and may be repaid in future periods.

     Subsequent to June 30, 1995, the Managing General Partner of the Partnership has determined to use an independent third-party or parties to perform certain of these administrative services beginning in late 1995. Use of a third-party, (rather than reimbursement to the Managing General Partner and its affiliates), is not expected to have a material effect on the operations of the Partnership.

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(6)  UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     The summary income statement information for the Town & Country venture for the six months ended June 30, 1995 and 1994 are as follows:

                                           1995       1994
                                        ---------- ----------

  Total income . . . . . . . . . . . . .$3,877,411  3,149,265
                                        ========== ==========
  Operating loss . . . . . . . . . . . .$1,459,099  1,976,641
                                        ========== ==========
  Net loss to Partnership. . . . . . . .$  314,976    448,660
                                        ========== ==========


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,844,000. Such funds and short-term investments of approximately $2,290,000 are available for capital improvements, future distributions to partners, payment of certain deferrals to affiliates of the General Partners and for working capital requirements including operating deficits at the Blanchard Plaza office building and the Partnership's share of operating deficits, re-leasing costs and capital costs at the Town & Country Center. Reference is made to
Note 3. The Partnership is also examining a mall enhancement program at the Town & Country Center. As a result of certain limitations in the Partnership Agreement, an affiliate of the General Partners of the Partnership is deferring payment of certain management and leasing fees as more fully described in Note 5. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $377,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated venture in 1995 is budgeted to be approximately $3,331,000, which includes a portion of a mall enhancement program at the Town & Country Center.
There is no certainty that any or all of the costs budgeted for the mall enhancement program (of which the Partnership's share is budgeted to be approximately $2,954,000 in 1995) at the Town & Country Center will be incurred. The amounts and timing may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions. Effective the second quarter of 1993, the Partnership suspended its quarterly distribution so that future cash requirements of the Partnership's properties may be met. The source of capital for such items and for long-term future liquidity and distributions is dependent on cash generated by the Partnership's investment properties and through the sale of such investments. In such regard, reference is made to the Partnership's property - specific discussions below and to Note 2. The properties' operations are not expected to generate any short-term liquidity as described below. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The Blanchard Plaza investment property currently operates at a small deficit. This deficit results from the modification of the property's mortgage note which provides for an annual cash flow payment to the lender which reduces the principal balance of the loan as described in Note 2.
The Partnership expects to continue to utilize the remaining proceeds from the sale of the Lynnhaven Mall to cover these operating deficits. The mortgage note is scheduled to mature in December 1995. Although discussions have commenced with the existing lender to extend the mortgage loan, there is no assurance that the venture will be able to obtain such an extension, refinance all or substantially all of the loan or obtain alternative financing when the note matures. The Partnership continues to examine a possible sale of the property should a refinancing not take place. There can also be no assurance that a sale of the property will occur. The property's long-term contributions to the Partnership's liquidity depends upon the mortgage being refinanced at a more favorable rate or the property being sold should a refinancing not take place. The Seattle office market is showing significant improvement as vacancy rates continue to decline. The current vacancy rate for the sub-market in which the property operates is approximately 5%. Of the approximately 39,900 square feet of leases (17% of the building's leasable square footage) originally scheduled to expire in 1995, the Partnership has been successful in signing new and renewing leases of approximately 22,900 square feet. In addition, the Partnership signed a new lease for another approximately 3,000 square feet for space which had never been occupied. Although there can be no assurance, the Partnership is actively pursing the renewal or re-lease of the remaining space in the building. In addition, the Partnership amended the lease with the General Services Administration ("GSA") in 1994.

In exchange for certain rent concessions, this amendment eliminated the GSA's option to terminate the lease at any time after October 1998. The GSA lease expires in October 2002.

     During the quarter, occupancy of the mall decreased to 63%. Occupancy at the Town & Country Center has been steadily decreasing over the past few years due in part to the slow recovery of Houston's economy, which had been severely affected by the recent nation wide recession and the intense competition which exists in the Center's trade area. Such competitive conditions have contributed to operating deficits and have resulted in significant tenant leasing concessions such as free rent, tenant allowances and rental abatements. The manager of the mall is continuing its aggressive leasing program to retain existing tenants and to seek new tenants. In an effort to increase occupancy and to reduce operating deficits, the joint venture is examining a mall enhancement program at the Center.

     The Town & Country joint venture also is obligated under a 12% promissory note (with a balance of $991,689 and accrued interest of $536,000 as of June 30, 1995) payable to an affiliate of the developer which matured June 30, 1993. The Partnership and the affiliated joint venture partner have reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments are being made currently, the venture continues to accrue interest on the note at the original contract rate. As of the date of this report, the specific terms of this agreement are still being finalized. However, there can be no assurance that such extension will be executed.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and corresponding increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to approximately $1,751,000 of the Partnership's U.S. Government obligations being classified as cash equivalents at June 30, 1995 whereas approximately $2,350,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1. The aggregate decrease in cash and cash equivalents and short-term investments is also due to the Partnership's continued funding of deficits incurred at the Town & Country Center and Blanchard Plaza office building. Reference is made to Note 3(a).

     The decrease in prepaid expenses at June 30, 1995 as compared to December 31, 1994 is due to the timing of the payment of insurance premiums at the Blanchard Plaza office building.

     The decrease in accounts payable at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain deferred expenses, including re-leasing costs, related to the Blanchard Plaza office building.

     The decrease in tenant security deposits at June 30, 1995 as compared to December 31, 1994 is due to the refund of security deposits to certain tenants and the replacement of such tenants with tenants under leases which do not require security deposits at the Blanchard Plaza office building in 1995.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1995.

     The increase in amortization of deferred expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the 1995 amortization of lease commissions deferred at the Blanchard Plaza office building in December 1994.

     The decrease in Partnership's share of loss from operations of unconsolidated venture for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the write-off of certain delinquent tenant receivables in 1994 at the Town & Country Center.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate occupancy levels for the Partnership's investment properties.

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  Town and Country Center
      Houston, Texas . .        73%      74%      76%       74%    65%    63%

2.  Blanchard Plaza Building
      Seattle, Washington       96%      96%   91%(a)    93%(a)    96%    95%

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

              JMB INCOME PROPERTIES, LTD.-IX

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:August 9, 1995