Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD IX
filed 1995-11-13
CIK 355472

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995     Commission file #0-12432




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

                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .         3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .        15



PART II  OTHER INFORMATION


Item 3.  Default Upon Senior Security. . . . . . . .       19

Item 5.  Other Information . . . . . . . . . . . . .       20

Item 6.  Exhibits and Reports on Form 8-K. . . . . .       21

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                               -------------   -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . .   $  3,636,936    2,352,046
  Short-term investments (note 1). . . . . . . . . . . . . . .        488,300    2,176,462
  Interest, rents and other receivables. . . . . . . . . . . .        299,678      332,726
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         25,033       15,351
                                                                 ------------  -----------

       Total current assets. . . . . . . . . . . . . . . . . .      4,449,947    4,876,585
                                                                 ------------  -----------

Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .        899,298      899,298
  Buildings and improvements . . . . . . . . . . . . . . . . .     26,059,231   26,023,152
                                                                 ------------  -----------

                                                                   26,958,529   26,922,450
  Less accumulated depreciation. . . . . . . . . . . . . . . .     13,476,535   12,728,252
                                                                 ------------  -----------
       Total investment property,
         net of accumulated depreciation . . . . . . . . . . .     13,481,994   14,194,198

Investment in unconsolidated venture, at equity
  (notes 1 and 3(a)) . . . . . . . . . . . . . . . . . . . . .          --       1,322,900
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        759,567      759,525
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      4,669,077    4,870,049
                                                                 ------------  -----------
                                                                 $ 23,360,585   26,023,257
                                                                 ============  ===========

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                    1995          1994
                                                                -------------  -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 15,613,075   15,784,297
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        167,097      367,067
  Due to affiliates (note 5) . . . . . . . . . . . . . . . . .        474,278      446,983
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        155,436      156,238
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .         70,276        --
                                                                 ------------  -----------
       Total current liabilities . . . . . . . . . . . . . . .     16,480,162   16,754,585
Tenant security deposits . . . . . . . . . . . . . . . . . . .         66,981       83,614
                                                                 ------------  -----------
Commitments and contingencies (notes 1, 2, 3 and 5)

       Total liabilities . . . . . . . . . . . . . . . . . . .     16,547,143   16,838,199
                                                                 ------------  -----------
Investment in unconsolidated venture, at equity
  (notes 1 and 3(a)) . . . . . . . . . . . . . . . . . . . . .      6,049,537        --

Partners' capital accounts (deficits):
  General partners:
    Capital contributions  . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net losses. . . . . . . . . . . . . . . . . . .     (4,227,056)  (3,890,210)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,962,978)  (1,962,978)
                                                                 ------------  -----------
                                                                   (6,189,034)  (5,852,188)
                                                                 ------------  -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs . . . . . . .     68,210,848   68,210,848
    Cumulative net earnings. . . . . . . . . . . . . . . . . .     33,700,815   41,785,122
    Cumulative cash distributions. . . . . . . . . . . . . . .    (94,958,724) (94,958,724)
                                                                 ------------  -----------
                                                                    6,952,939   15,037,246
                                                                 ------------  -----------
       Total partners' capital accounts. . . . . . . . . . . .        763,905    9,185,058
                                                                 ------------  -----------
                                                                 $ 23,360,585   26,023,257
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         ----------------------------------------------------
                                               1995         1994        1995         1994
                                           -----------   ---------- -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . $   767,400      845,316   2,400,675    2,517,183
  Interest income. . . . . . . . . . . . .      58,573       51,011     178,869      125,692
                                           -----------   ----------  ----------   ----------
                                               825,973      896,327   2,579,544    2,642,875
                                           -----------   ----------  ----------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     414,459      417,598   1,245,804    1,254,979
  Depreciation . . . . . . . . . . . . . .     249,427      244,273     748,283      727,803
  Property operating expenses. . . . . . .     384,997      311,947   1,098,787    1,013,765
  Professional services. . . . . . . . . .       5,295        2,099      59,895       79,298
  Amortization of deferred expenses. . . .      37,456       21,246     112,372       61,900
  General and administrative . . . . . . .      34,673       25,916     100,355       76,159
                                           -----------   ----------  ----------   ----------
                                             1,126,307    1,023,079   3,365,496    3,213,904
                                           -----------   ----------  ----------   ----------
         Operating loss. . . . . . . . . .     300,334      126,752     785,952      571,029
Partnership's share of loss
  from operations of uncon-
  solidated venture (notes 1
  and 3(a)). . . . . . . . . . . . . . . .   7,320,225      262,577   7,635,201      711,237
                                           -----------   ----------  ----------   ----------
         Net loss. . . . . . . . . . . . . $ 7,620,559      389,329   8,421,153    1,282,266
                                           ===========   ==========  ==========   ==========
         Net loss per limited
           partnership interest. . . . . . $     94.85         4.85      104.81        15.96
                                           ===========   ==========  ==========   ==========
         Cash distributions per
           limited partnership
           interest. . . . . . . . . . . . $     --           --          --           --
                                           ===========   ==========  ==========   ==========

                 See accompanying notes to consolidated financial statements.

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                          (UNAUDITED)

                                                                      1995           1994
                                                                  ------------   -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . $(8,421,153)   (1,282,266)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     748,283       727,803
    Amortization of deferred expenses. . . . . . . . . . . . . . .     112,372        61,900
    Partnership's share of loss from operations
      of unconsolidated venture. . . . . . . . . . . . . . . . . .   7,635,201       711,237
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .      33,048        28,906
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      (9,682)       (8,744)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     200,972       167,360
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    (199,970)       13,659
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .      27,295       (14,086)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (802)         (721)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      70,276        58,110
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .       --          138,665
    Tenant security deposits . . . . . . . . . . . . . . . . . . .     (16,633)        --
                                                                   -----------   -----------
          Net cash provided by operating activities. . . . . . . .     179,207       601,823
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . .   1,688,162       557,344
  Additions to investment property . . . . . . . . . . . . . . . .     (36,079)      (52,670)
  Partnership's contributions to unconsolidated venture. . . . . .    (262,764)     (542,810)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .    (112,414)      (14,775)
                                                                   -----------   -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . . . . . . .   1,276,905       (52,911)
                                                                   -----------   -----------

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                       1995          1994
                                                                   -----------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (171,222)     (162,515)
                                                                   -----------   -----------

          Net cash used in financing activities. . . . . . . . . .    (171,222)     (162,515)
                                                                   -----------   -----------
          Net increase in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .   1,284,890       386,397

          Cash and cash equivalents, beginning of year . . . . . .   2,352,046       230,415
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 3,636,936       616,812
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $ 1,246,606     1,255,700
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========


















                 See accompanying notes to consolidated financial statements.

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1995 AND 1994

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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                        1995                  1994
             -----------------------  -------------------------
                GAAP BASIS TAX BASIS  GAAP BASIS TAX BASIS
                ---------- ---------  ---------- ---------

Net loss . . . .$8,421,153 1,990,968   1,282,266 1,868,041
Net loss
 per limited
 partnership
 interest. . . .$   104.81     24.78       15.96     23.25
                ========== =========   ========= =========

     The net loss per limited partnership interest is based upon the number of interests outstanding at the end of each period (77,132).

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Partnership distributions from its unconsolidated venture are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,535,911 and $2,348,978 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of three months or less) reflected as short-term investments being held to maturity.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived asset to be held and used whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. As the non-recourse indebtedness secured by the Town and Country Center is currently in default as more fully described in note 3(a), the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1995 for value impairment of the Town and Country Center of $30,114,810 (of which the Partnership's share is $6,917,372) as it is unlikely that the Partnership will be able to recover the net carrying value of the property in excess of such indebtedness through future operations or sale. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not fully completed its assessment of the full impact of adopting SFAS 121, it is likely that an additional provision for value impairment would be required for the properties owned by the Partnership and its consolidated venture or by the Partnership's unconsolidated venture. Such provision, including the Partnership's share of the provision of its unconsolidated venture, is currently estimated to total approximately $4,000,000 in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings in a period

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


in which an impairment is recorded, there would be no impact on cash flows.

Further, any such impairment loss would not be recognized for Federal income tax purposes.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


(2)  LONG-TERM DEBT MODIFICATION

     The long-term mortgage note secured by the Blanchard Plaza office building located in Seattle, Washington was modified effective with the payment due December 1, 1988. Such modification, among other things provided for debt service to be paid at reduced rates through the May 1, 1991 payment with the interest rate differential being added monthly to the principal balance on the note. The mortgage note balance includes cumulative deferred interest of $2,613,075 and $2,784,297 at September 30, 1995 and December 31, 1994, respectively. On April 1, 1992 and on each April 1 thereafter, an additional principal payment is payable to the extent of any annual net cash flow (as defined) for the immediately preceding year. Based on the 1994 and 1993 annual cash flows, $79,589 and $79,978 was paid in March 1995 and April 1994, respectively.

     The long-term debt at the property is scheduled to mature December 1, 1995. Although an agreement in principle has been reached with the existing lender to extend the mortgage loan for a one year period, there can be no assurance that such extension will be consumated nor that the joint venture will be able to further extend, refinance or obtain alternative financing for all or substantially all of the mortgage loan when the debt matures.


(3)  VENTURE AGREEMENTS

     The Partnership at September 30, 1995 is currently a party to two operating joint venture agreements, which acquired one office building and one regional shopping center. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     (a)  Town & Country Center

     Over the past year, Town and Country has prepared and been evaluating a plan for an extensive renovation and re-merchandising of Town & Country for the long-term stability and enhancement of Town & Country's occupancy and revenue potential. In connection with the plan, Town and Country approached a number of national and regional tenants to lease space at the property. In discussions with these tenants, a majority of them indicated that, in addition to significant tenant leasing incentives, a major renovation of Town & Country would be essential for them to lease space at the property. Accordingly, Town and Country worked extensively with an architectural firm and marketing personnel to determine the most effective

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

redevelopment plan to improve Town & Country. Focus group studies on the area residents further supported this concept. A condition to undertaking a redevelopment of Town and Country was to have been Town and Country's obtaining extensions of the agreements for the department stores to continue operating their stores at the property. The Partnership believed that the renovation and re-merchandising of Town & Country was viable and that it would be the best strategy to enhance value. Accordingly, it remained the Partnership's intent to hold Town & Country as a long-term investment.

     Town and Country completed its evaluation of an extensive redevelopment of the center in early September 1995. The total cost for such a redevelopment, including obtaining tenant leases for the mall space and extensions of the department store operating agreements, was estimated to be in excess of $25 million. However, many of the retail tenants considered integral to a successful re-merchandising of the property upon completion of a renovation were now unwilling to take further space in the Houston market even if given significant tenant leasing incentives. The continued sluggishness in the Houston economy in recovering from the previous recession, as well as the intense competition in Town & Country's trade area, appear to be among the factors dissuading prospective retail tenants from committing to lease space at Town & Country. In addition, the projected return on the estimated cost was not expected to be sufficient to warrant an investment of this magnitude.

     Given Town and Country's current level of debt, the strong competition that Town & Country faces, and the significant cost that would be required to lease, renovate and re-merchandise the property, Town and Country decided in September 1995 not to commit any additional capital to pay continued operating deficits of the property, including funding for debt service payments, without obtaining a modification to the existing non-recourse mortgage loan. Consequently, Town and Country remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995. T&C approached the lender to discuss the possibility of a modification to the existing loan to eliminate, or reduce significantly, future operating deficits. However, the lender was unwilling to modify the loan. On September 13, 1995, the lender notified Town and Country that it is in default and that the lender intends to realize upon its security for the mortgage loan as soon as possible. Upon the lender's obtaining title to the property, Town and Country, and consequently the Partnership, will recognize a gain for Federal income tax reporting purposes with no corresponding distributable proceeds.

     As the non-recourse indebtedness secured by the Town and Country Center is currently in default, the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1995 for value impairment of the Town and Country Center of $30,114,810 (of which the Partnership's share is $6,917,372) as it is unlikely that the Partnership will be able to recover the net carrying value of the property in excess of such indebtedness through future operations or sale (note 1).

     The terms of the T&C partnership agreement provide that all of T&C's share of Town & Country's annual cash flow, net proceeds from sale or refinancing, profits and losses and tax items are allocated between the Partnership and its affiliated venture partner based upon the ratio of capital contributions made by each partner (68.57% and 31.43% respectively). The T&C partnership was allocated 73.07% of Town & Country's operating profits and losses in 1994 and for the nine months ended September 30, 1995.

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Through September 30, 1995, the Partnership and its affiliated joint venture partner have made interest-bearing loans aggregating $4,740,437 to the T & C venture to fund operating deficits at the property pursuant to an amendment to the Town & Country partnership agreement under negotiation. However, there can be no assurance that such an amendment will be executed. The Partnership's portion of these loans have been reflected as contributions to unconsolidated venture in the accompanying consolidated financial statements.

     Town & Country joint venture also is obligated under a 12% promissory note payable (with a balance of $991,689 and accrued interest of approximately $565,000 as of September 30, 1995) to an affiliate of the developer which matured June 30, 1993. The Partnership and the affiliated joint venture partner have reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments are being made currently, the venture continues to accrue interest on the note at the original contract rate. As of the date of this report, the specific terms of this agreement have not been finalized. However, due to the expectation of the lender realizing upon its security for the mortgage loan related to Town and Country (as discussed above) it is doubtful that such extension will be executed.

     An affiliate of the Managing General Partner of the Partnership has responsibility for management and leasing of the Town & Country Center under a management agreement which provides for a management fee equal to a percentage of gross income (as defined) from the property's operations not to exceed 5% in the aggregate.

     (b)  Plaza/Seattle

     The terms of the joint venture partnership agreement provide that the joint venture partners will not be obligated to make any cash contributions to the joint venture; however, the value of the joint venture partners' contribution of their interest in the land to the joint venture has been taken into account in determining the terms of the joint venture partnership agreement. Distribution of annual cash flow (after debt service) is to be made first to the Partnership as reimbursement for its aggregate additional capital contributions; then the joint venture partners are entitled to receive the next $90,000 per annum of annual cash flow; the Partnership is entitled to receive the next $1,078,838 and any excess annual cash flow will be distributable 92.3% to the Partnership and 7.7% to the joint venture partners. Distributions of annual cash flow to the Partnership and to the joint venture partners ceased in September 1987.
The Partnership has funded 100% of all subsequent deficits at the Blanchard Plaza office building. Consequently, operating profits and losses are allocated 100% to the Partnership.

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


(4)  PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of real property by the Partnership 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1983. Payment of the portion of sale and refinancing proceeds allocable to the General Partners pursuant to the above is deferred until such time as the Limited Partners have received cash distributions, of sale and refinancing proceeds and of Partnership operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. Approximately $3,197,000 has been deferred by the General Partners pursuant to the distribution levels described above.


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

               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:
                                                   Unpaid at
                                                 September 30,
                               1995      1994        1995
                             -------    ------   -------------
Property management and
  leasing fees . . . . . .   $  --     132,359       431,972
Insurance commissions. . .      --       5,111         --
Reimbursement (at cost) for
  out-of-pocket expenses .    62,720    92,710         --
                             -------   -------       -------
                             $62,720   230,180       431,972
                             =======   =======       =======

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of Partnership investment properties. The amount of salaries and direct expenses aggregated $52,128 for the nine months ended September 30, 1995 and $163,343 for the year ended December 31, 1994, of which $42,306 were unpaid as of September 30, 1995. Pursuant to the Partnership Agreement, the amount of compensation paid to affiliates of the General Partners for property management and leasing services is subject to certain limitations and are currently being repaid in accordance with such limitations. All amounts payable to the General Partners and their affiliates do not bear interest and may be repaid in future periods.

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(6)  UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     The summary income statement information for the Town & Country venture for the nine months ended September 30, 1995 and 1994 are as follows:
                                           1995        1994
                                       -----------  ---------

  Total income . . . . . . . . . . . . .$ 4,671,991 4,772,090
                                       ===========  =========
  Operating loss . . . . . . . . . . . .$33,371,650 3,130,903
                                       ===========  =========
  Net loss to Partnership. . . . . . . .$ 7,635,201   711,237
                                       ===========  =========


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,637,000. Such funds and short-term investments of approximately $488,300 are available for capital improvements, future distributions to partners, payment of certain deferrals to affiliates of the General Partners and for working capital requirements including operating deficits at the Blanchard Plaza office building. As a result of certain limitations in the Partnership Agreement, an affiliate of the General Partners of the Partnership is deferring payment of certain management and leasing fees as more fully described in
Note 5. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $165,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated venture in 1995 is budgeted to be approximately $205,000. The amounts and timing may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions. Effective the second quarter of 1993, the Partnership suspended its quarterly distribution so that future cash requirements of the Partnership's properties may be met. The source of capital for such items and for long-term future liquidity and distributions is dependent on cash generated by the Partnership's Blanchard Plaza Building investment property and through the sale of such investment.

In such regard, reference is made to the Partnership's properties - specific discussions below and to Notes 2 and 3. The properties' operations are not expected to generate any short-term liquidity as described below. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The Blanchard Plaza investment property currently operates at a small deficit. This deficit results from the modification of the property's mortgage note which provides for an annual cash flow payment to the lender which reduces the principal balance of the loan as described in Note 2.
The Partnership expects to continue to utilize the remaining proceeds from the sale of the Lynnhaven Mall to cover these operating deficits. The mortgage note is scheduled to mature in December 1995. Although an agreement in principle has been reached with the existing lender to extend the mortgage loan for a one year period, there can be no assurance that such extension will be consummated nor that the joint venture will be able to further extend, refinance or obtain alternative financing for all or substantially all of the mortgage loan when the debt matures. The Seattle office market is showing significant improvement as vacancy rates continue to decline. The current vacancy rate for the sub-market in which the property operates is approximately 7%. Of the approximately 39,900 square feet of leases (17% of the building's leasable square footage) originally scheduled to expire in 1995, the Partnership has been successful in signing new and renewing leases of approximately 24,550 square feet. In addition, the Partnership signed new leases for another approximately 4,650 square feet for space which had never been occupied. The Partnership is actively pursuing the renewal or re-lease of the remaining space in the building and in 1996 will pursue a sale of the entire property. In addition, the Partnership amended the lease with the General Services Administration ("GSA") in 1994. In exchange for certain rent concessions, this amendment eliminated the GSA's option to terminate the lease at any time after October 1998. The GSA lease expires in October 2002.

     The Town & Country Center faces strong competition from, among others, the Town and Country Village, a multi-building retail project encompassing over sixty acres contiguous to the Town & Country Center. Town and Country Village is undergoing a redevelopment and is currently approximately 80% pre-leased. Although not all tenants at this project will compete directly with the mall tenants at the Property, a number of tenants that in the past have occupied space in enclosed regional malls have recently signed leases for free-standing space in Town and Country Village, and these stores are now scheduled to open in 1996.

     Over the past year, Town and Country has prepared and been evaluating a plan for an extensive renovation and re-merchandising of Town and Country for the long-term stability and enhancement of Town and Country's occupancy and revenue potential. In connection with the plan, Town and Country approached a number of national and regional tenants to lease space at the property. In discussions with these tenants, a majority of them indicated that, in addition to significant tenant leasing incentives, a major renovation of Town and Country would be essential for them to lease space at the property. Accordingly, Town and Country worked extensively with an architectural firm and marketing personnel to determine the most effective redevelopment plan to improve Town and Country. Focus group studies on the area residents further supported this concept. A condition to undertaking a redevelopment of Town and Country was to have been Town and Country's obtaining extensions of the agreements for the department stores to continue operating their stores at the property. The Partnership believed that the renovation and re-merchandising of Town and Country was viable and that it would be the best strategy to enhance value. Accordingly, it remained the Partnership's intent to hold the Town and Country as a long-term investment.

     Town and Country completed its evaluation of an extensive redevelopment of the center in early September 1995. The total cost for such a redevelopment, including obtaining tenant leases for the mall space and extensions of the department store operating agreements, was estimated to be in excess of $25 million. However, many of the retail tenants considered integral to a successful re-merchandising of the property upon completion of a renovation were now unwilling to take further space in the Houston market even if given significant tenant leasing incentives. The continued sluggishness in the Houston economy in recovering from the previous recession, as well as the intense competition in Town and Country's trade area, appear to be among the factors dissuading prospective retail tenants from committing to lease space at Town and Country. In addition, the projected return on the estimated cost was not expected to be sufficient to warrant an investment of this magnitude.

     Given Town and Country's current level of debt, the strong competition that Town and Country faces, and the significant cost that would be required to lease, renovate and re-merchandise the property, Town and Country decided in September 1995 not to commit any additional capital to pay continued operating deficits of the Property, including funding for debt service payments, without obtaining a modification to the existing non-recourse mortgage loan. Consequently, Town and Country remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995. Town and Country approached the lender to discuss the possibility of a modification to the existing loan to eliminate, or reduce significantly, future operating deficits. However, the lender was unwilling to modify the loan. On September 13, 1995, the lender notified Town and Country that it is in default and that the lender intends to realize upon its security for the mortgage loan as soon as possible. Upon the lender's obtaining title to the property, Town and Country, and consequently the Partnership will recognize a gain for Federal income tax reporting purposes with no corresponding distributable proceeds.

     As the non-recourse indebtedness secured by the Town and Country Center is currently in default, the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1995 for value impairment of the Town and Country Center of $30,114,810 (of which the Partnership's share is $6,917,372) as it is unlikely that the Partnership will be able to recover the net carrying value of the property in excess of such indebtedness through future operations or sale.

     Through September 30, 1995, the Partnership and its affiliated joint venture partner have made interest-bearing loans aggregating $4,740,437 to the T&C venture to fund operating deficits at the property pursuant to an amendment to the Town & Country partnership agreement under negotiation. However, there can be no assurance that such an amendment will be executed.

The Partnership's portion of these loans have been reflected as contributions to unconsolidated venture in the accompanying consolidated financial statements.

     The Town & Country joint venture also is obligated under a 12% promissory note (with a balance of $991,689 and accrued interest of approximately $565,000 as of September 30, 1995) payable to an affiliate of the developer which matured June 30, 1993. The Partnership and the affiliated joint venture partner have reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments are being made currently, the venture continues to accrue interest on the note at the original contract rate. As of the date of this report, the specific terms of this agreement have not been finalized. However, due to the expectation of the lender realizing upon its security for the mortgage loan related to Town and Country (as discussed above) it is doubtful that such extension will be executed.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are generally more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. As previously reported, the Partnership's properties are not currently generating operating cash flow. Due to these factors, the Partnership had previously reduced the regular quarterly distributions to the partners and beginning the second quarter of 1993, has suspended such distributions for an unknown period of time. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties since outside sources of capital may be limited. As has been reported previously, due to these factors, the Partnership held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. As indicated above, the Partnership expects the lender to realize on its security in Town and Country Center shortly. After reviewing Blanchard Plaza and its competitive marketplace, the General Partners of the Partnership expect to be able to liquidate this asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the Blanchard Plaza property is sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and corresponding decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to approximately $3,536,000 of the Partnership's U.S. Government obligations being classified as cash equivalents at September 30, 1995 whereas approximately $2,350,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1. The aggregate decrease in cash and cash equivalents and short-term investments is primarily due to the Partnership's continued funding of deficits incurred at the Town & Country Center and Blanchard Plaza office building. Reference is made to Note 3(a).

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is due to the timing of the payment of insurance premiums at the Blanchard Plaza office building.

     The decrease in accounts payable at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain deferred expenses, including re-leasing costs, related to the Blanchard Plaza office building.

     The increase in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of real estate tax payments at the Blanchard Plaza office building.

     The decrease in tenant security deposits at September 30, 1995 as compared to December 31, 1994 is due to the refund of security deposits to certain tenants and the replacement of such tenants with tenants under leases which do not require security deposits at the Blanchard Plaza office building in 1995.

     The aggregate decrease in investment in unconsolidated venture, at equity at September 30, 1995 as compared to December 31, 1994 and the related increase in Partnership's share of loss from operations of unconsolidated venture for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the provision for value impairment recorded in 1995 related to the Town and Country Center investment property (Notes 1 and 3(a)).

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to higher effective yields being earned on U.S. Government obligations held by the Partnership during 1995.

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the 1995 amortization of lease commissions previously deferred at the Blanchard Plaza office building in December 1994.

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to note 5.
PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULT UPON SENIOR SECURITY

     Reference is made to Notes 1 and 3(a) of the Notes to Consolidated Financial Statements and to the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations filed with this report for a discussion of the default under the mortgage loan secured by the Town and Country Center, which discussions are hereby incorporated herein by reference.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels for the Partnership's investment properties.

                                         1994                            1995
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  Town and Country Center
      Houston, Texas . .        73%      74%      76%       74%    65%    63%     63%

2.  Blanchard Plaza Building
      Seattle, Washington       96%      96%   91%(a)    93%(a)    96%    95%     91%

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

          27.   Financial Data Schedule

     (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                The Partnership's Report on Form 8-K (File No. 0-12432) for September 13, 1995 (describing the default on the mortgage loan for Town and Country Mall in Houston, Texas) was filed. This report was dated November 2, 1995.

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              JMB INCOME PROPERTIES, LTD.-IX

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:November 9, 1995