Form 10-K405
period 1995-12-31
JMB INCOME PROPERTIES LTD IX
filed 1996-03-29
CIK 355472

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995             Commission file number 0-12432


                   JMB INCOME PROPERTIES, LTD. - IX
        (Exact name of registrant as specified in its charter)


       Illinois                          36-3126228
(State of organization)    (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois      60611
(Address of principal executive office)   (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                        which registered
-------------------                -------------------------------

       None                                     None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None



                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  16

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  40


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  40

Item 11.     Executive Compensation . . . . . . . . . . .  43

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  44

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  45


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  45


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .  47











                                   i


                                PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd.-IX (the "Partnership"), is a limited partnership formed in 1981 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $77,127,000 in Limited Partnership Interests (the "Interests") commencing on April 14, 1982, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-73991). A total of 77,127 Interests were sold to the public at $1,000 per Interest. The holders of 25,599 Interests were admitted to the Partnership in fiscal 1982; the holders of 51,528 Interests were admitted to the Partnership in fiscal 1983. The offering closed on May 10, 1983. Included in the 77,127 Limited Partnership Interests subscribed and issued are 382 Interests belonging to an affiliate of the lead underwriter in consideration of consulting services in connection with the organization of the Partnership. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title, leasehold estates and/or through joint venture partnership interests. The Partnership's sole remaining real estate investment is the Blanchard Plaza Building which is located in Seattle, Washington. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than October 31, 2031. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplace in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of the remaining asset as quickly as possible and to wind up its affairs of the Partnership not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:




                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (d)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP (b)
----------------------     -------------- --------  ----------------------       ---------------------
Lynnhaven Mall
 shopping center
 Virginia Beach,
 Virginia . . . . . . .    567,000 sq. ft.    12-17-81      6-28-90              fee ownership of land
                                                                                 and improvements
                                                                                 (through joint venture
                                                                                  partnership)
Town & Country
 Center
 shopping center
 Houston, Texas . . . .   370,000 sq. ft.     2-16-83       12-5-95              fee ownership of land
                               g.l.a.                                            and improvements
                                                                                 (through joint venture
                                                                                 partnership) (c) (f)
Blanchard Plaza
 Building
 office building
 Seattle, Washington. .    237,000 sq. ft.    7-29-83         30%                fee ownership of land
                               n.r.f.                                            and improvements
                                                                                 (through joint venture
                                                                                 partnership) (c)(e)
Towne Square
 Mall
 shopping center
 Owensboro,
 Kentucky . . . . . . .    357,000 sq. ft.    3-1-84        8-13-87              fee ownership of land
                               g.l.a.                                            and improvements
                                                                                 (through joint venture
                                                                                 partnership)




---------------

     (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

     (b) Reference is made to Note 4 for the current outstanding principal balance and description of the long-term mortgage indebtedness secured by the Partnership's real property investment.

     (c) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership made this real property investment.

     (d) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

     (e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

     (f) The Partnership, through its unconsolidated joint venture investment, disposed of this property in December 1995. Reference is made to Note 3(b).



     The Partnership's remaining real property investment is subject to competition from similar types of properties (including properties owned or advised by affiliates of the General Partners) in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership for its remaining investment property. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its remaining property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the remaining investment property held at December 31, 1995 is adequately insured.

     Reference is made to Note 7 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's remaining property as of December 31, 1995.

     On December 5, 1995, the lender realized upon its security in Town and Country Center. Such transaction was described in the Partnership's Report on Form 8-K (File No. 0-12432) dated January 9, 1996, which is hereby incorporated herein by reference. Reference is also made to Note 3(b) filed with this annual report for a further description of such transaction.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                             1994                      1995
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. Town & Country Center
     Houston, Texas . . . . .  Retail                73%   74%    76%    74%   65%    63%   65%    N/A

2. Blanchard Plaza
     Building
     Seattle,                  Government                        (a)    (a)
     Washington . . . . . . .  Agency                96%   96%    91%    93%   96%    95%   91%    92%
----------

     (a)  The percentage represents physical occupancy.  Transamerica (5,557 square feet or 3% of the building)
vacated its space prior to its lease expiration of January 31, 1995 and continued to pay rent pursuant to its lease obligation.

     Reference is made to Item 6, Item 7, and to Note 7 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment property.

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1994.


                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 6,804 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distri-butions made to the Limited Partners.




ITEM 6.  SELECTED FINANCIAL DATA

                                      JMB INCOME PROPERTIES, LTD. - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                          YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                               1995          1994           1993         1992          1991
                          -------------  ------------   -----------  ------------  ------------
Total income. . . . . . .  $  3,578,414     3,471,957     3,507,814    3,734,975      3,670,495
                           ============   ===========   ===========   ==========    ===========
Operating loss. . . . . .  $    785,583       878,770       804,134   11,729,915      1,226,801
Partnership's share
 of loss from operations
 of unconsolidated
 venture. . . . . . . . .     2,764,587       805,364       546,299      592,110        475,370
Venture partners'
 share of ventures'
 operations . . . . . . .         --            --           --         (545,692)        --
                           ------------   -----------   -----------   ----------    -----------
Net operating loss. . . .     3,550,170     1,684,134     1,350,433   11,776,333      1,702,171
Partnership's share of
 gain from disposition
 of unconsolidated
 venture property . . . .      (908,413)        --           --            --             --
                           ------------   -----------   -----------   ----------    -----------
Net loss. . . . . . . . .  $  2,641,757     1,684,134     1,350,433   11,776,333      1,702,171
                           ============   ===========   ===========   ==========    ===========
Net loss per
 Interest (b):
  Net operating
   loss . . . . . . . . .  $      44.19         20.96         16.81        146.57         21.19
  Partnership's share of
   gain from disposition
   of unconsolidated
   venture property . . .        (11.66)        --           --             --             --
                           ------------   -----------   -----------   -----------   -----------
Net loss. . . . . . . . .  $      32.53         20.96         16.81        146.57         21.19
                           ============   ===========   ===========   ===========   ===========
Total assets. . . . . . .  $ 22,833,739    26,023,257    27,272,244    28,983,906    42,167,713
Long-term debt, less
 current portion. . . . .  $      --            --       15,870,048    15,981,566    16,082,014
Cash distributions
 per Interest (c) . . . .  $      --            --             3.00          8.15         14.60
                           ============   ===========   ===========   ===========   ===========


      (a)    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

      (b)    The net loss per Interest is based on the number of Interests outstanding at the end of each period
(77,132).

      (c)    Cash distributions from the Partnership are generally not equal to Partnership income (loss) for either financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the
Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited
Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners.





SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

Blanchard Plaza
Building           a)   The net rentable square feet ("NRF")
                        occupancy rate and average base rent
                        per square foot as of December 31
                        for each of the last five years
                        were as follows:

                                                    NRF             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------
                               1991 . . . . .       95%                 13.18
                               1992 . . . . .       96%                 13.49
                               1993 . . . . .       95%                 14.04
                               1994 . . . . .       93%                 13.97
                               1995 . . . . .       92%                 14.43

                               (1)  Average base rent per square foot is based on NRF occupied as of December 31 of each year.

                                                                                              Lease
                                                                Base Rent  Scheduled Lease    Renewal
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date    Option(s)
                          -------------------      -----------  ---------  ---------------    ---------
                          General Services
                          Administration           148,248      $2,391,853   10/2002          1-5 year
                          (Government Agency)                   (1)                           term

                   (1)    Base rent increases to $2,400,966, $2,534,630,
                          $3,041,040 and $3,044,787 in October of
                          1996, 1998, 2000 and 2001, respectively.



                   c)     The following table sets forth certain
                          information with respect to the expiration of leases for the next ten years at the Blanchard Plaza Building:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1995
                          Year Ending      Expiring         NRF of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------
                          1996               1                 3,733        $  62,532            2%
                          1997               3                19,234          356,940           10%
                          1998               1                 1,555           28,764            1%
                          1999               5                 9,334          106,968            3%
                          2000               5                21,926          334,575           10%
                          2001               1                 4,686           58,344            2%
                          2002               1               148,248        2,389,512           69%
                          2003              --                 --               --              --
                          2004               1                 5,655           97,272            3%
                          2005              --                 --               --              --

                          (1) Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On April 14, 1982, the Partnership commenced an offering to the public of up to $80,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. Through May 10, 1983 (the final admission date), the Partnership had received $70,605,480 (net of selling commissions of $6,139,520) of offering proceeds and issued 77,127 Interests (including 382 Interests issued to an affiliate of the lead underwriter in consideration of consulting services in connection with the organization of the Partnership).

     After deducting selling expenses and other offering costs, the Partnership had approximately $68,000,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,180,000. Such funds are available for capital improvements, future distributions to partners, payment of certain deferrals to affiliates of the General Partners and for working capital requirements including operating deficits at the Blanchard Plaza office building. As a result of certain limitations provided for in the Partnership Agreement, an affiliate of the General Partners of the Partnership is deferring payment of certain management and leasing fees as more fully described in Note 6. The Partnership and its consolidated venture have currently budgeted approximately $633,800 for tenant improvements and other capital expenditures in 1996. The amounts and timing may vary depending on a number of factors including actual leasing activity, results of operations, liquidity considerations and other market conditions. Effective in 1993, the Partnership suspended its quarterly distribution so that future cash requirements may be met. The source of capital for such items and for long-term future liquidity and distributions is dependent on cash reserves held by the Partnership and through the sale of the investment. In such regard, reference is made to the discussions below and to Notes 3 and 4. The remaining property's operations are not expected to generate any short-term liquidity as described below. The Partnership's and its venture's remaining mortgage obligation is a separate non-recourse loan secured by the investment property and is not the obligation of the Partnership.

     The Blanchard Plaza investment property currently operates at a small deficit. This deficit results from a modification of the property's mortgage note which provides for an annual cash flow payment to the lender which reduces the principal balance of the loan as described in Note 4.
The Partnership expects to continue to utilize the remaining proceeds from the sale of the Lynnhaven Mall to cover these operating deficits. The mortgage note was scheduled to mature December 1, 1995 and has since been extended to December 1, 1996. There can be no assurance that the joint venture will be able to further extend, refinance or obtain alternative financing for all or substantially all of the mortgage loan when the debt matures. The joint venture is preparing to market the Blanchard Plaza office building for sale in 1996. There can be no assurance that a sale of the property will occur. Also, it is currently expected that any such sale would result in the return of only a modest portion of the Partnership's original cash invested in the property. The Seattle office market is showing significant improvement as vacancy rates continue to decline. The current vacancy rate for the sub-market in which the property operates is approximately 6%. Of the approximately 43,700 square feet of leases (18% of the building's leasable square footage) originally scheduled to expire in 1995 and 1996, the Partnership has been successful in signing new and renewing leases of approximately 24,600 square feet. In addition, the Partnership signed new leases for another approximately 4,650 square feet of space which had never been occupied and another lease representing approximately 5,000 square feet of space is currently being negotiated.
The Partnership is actively pursuing the renewal or re-lease of the remaining space in the building. In addition, the joint venture amended the lease with the General Services Administration ("GSA") in 1994. In exchange for certain rent concessions, this amendment eliminated the GSA's option to terminate the lease at any time after October 1998. The GSA lease expires in October 2002 but has an option to extend its lease for an additional five years.

     The joint venture received notification from the GSA that it was due approximately $423,000 in minimum rent credits. The joint venture has disputed this claim. The GSA began offsetting its monthly rent payments in January 1996 in an amount equal to 1/12 of the amount in dispute. The joint venture has filed an appeal with the General Services Board of Contract Appeals and is awaiting a response. Though the joint venture believes that it is entitled to retain the amounts previously received and recover the amounts offset by the GSA, there can be no assurance that the joint venture will not ultimately have to settle for a lesser amount or suffer an adverse judgment respecting this dispute.

     During December 1995, the lender realized upon its security for its non-recourse loan, which included the land, buildings and related improvements of the Town and Country Center ("the Property"), as described below. The property was approximately 73% occupied (8% represents temporary tenants) on the disposition date. The property was acquired through a joint venture with an affiliated partnership ("T & C"), which was in turn a partner in a joint venture ("Town & Country") with the developer of the center.

     As previously reported, the Property faced strong competition from, among others, the Town and Country Village, a multi-building retail project encompassing over sixty acres contiguous to the Property. Although not all tenants at this project will compete directly with the mall tenants at the Property, a number of tenants that in the past have occupied space in enclosed regional malls have recently signed leases for free-standing space in Town and Country Village, and these stores are now scheduled to open in 1996.

     Over the past year, Town and Country had prepared and evaluated a plan for an extensive renovation and re-merchandising of the Property for the long-term stability and enhancement of the Property's occupancy and revenue potential. In connection with the plan, Town and Country approached a number of national and regional tenants to lease space at the Property. In discussions with these tenants, a majority of them indicated that, in addition to significant tenant leasing incentives, a major renovation of the Property would be essential for them to lease space at the Property. Accordingly, The Partnership worked extensively with an architectural firm and marketing personnel to determine the most effective redevelopment plan to improve the Property. Focus group studies on the area residents further supported this concept. A condition to undertaking a redevelopment of the Property was to have been Town and Country's obtaining extensions of the agreements for the department stores to continue operating their stores at the Property. The Partnership believed that the renovation and re-merchandising of the Property was viable and that it would be the best strategy to enhance value. Accordingly, during this process, it remained the Partnership's intent to hold the Property as a long-term investment.

     Town and Country completed its evaluation of an extensive redevelopment of the center in early September 1995. The total cost for such a redevelopment, including obtaining tenant leases for the mall space and extensions of the department store operating agreements, was estimated to be in excess of $25 million. However, many of the retail tenants considered integral to a successful re-merchandising of the property upon completion of a renovation were now unwilling to take further space in the Houston market even if offered significant tenant leasing incentives. The continued sluggishness in the Houston economy in recovering from the previous recession, as well as the intense competition in the Property's trade area, appear to be among the factors dissuading prospective retail tenants from committing to lease space at the Property. In addition, the projected return on the estimated cost was not expected to be sufficient to warrant an investment of this magnitude.

     Given Town and Country's level of debt, the strong competition that the Property faced, and the significant cost that would have been required to lease, renovate and re-merchandise the Property, Town and Country decided in September 1995 not to commit any additional capital to pay continued operating deficits of the property, including funding for debt service payments, unless it could obtain a modification to the existing non-recourse mortgage loan. Consequently, Town and Country remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995. Town and Country approached the lender to discuss the possibility of a modification to the existing loan to eliminate, or reduce significantly, future operating deficits. However, the lender was unwilling to modify the loan. On September 13, 1995, the lender notified Town and Country that it was in default, and that the lender intended to realize upon its security for the mortgage loan as soon as possible. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the Town and Country Center, the Partnership made, as a matter of prudent accounting practice, a provision at September 30, 1995 for value impairment of the Town and Country Center of $30,114,810 (of which the Partnership's share is $1,686,425). Such provision reduced the net carrying value of the investment property to the then outstanding balance of the non-recourse loan.

     Through December 5, 1995, (immediately prior to the disposition) the Partnership and its affiliated joint venture partner had made interest-bearing loans aggregating $4,740,437 to the T&C venture to fund operating deficits at the Property pursuant to a proposed amendment to the Town & Country joint venture agreement. However, such proposed amendment was not executed prior to termination. The Partnership's portion of these loans were $1,489,920 (including accrued interest) and has been reflected as contributions to unconsolidated venture in the consolidated financial statements and have been netted into the gain on disposition as of December 5, 1995.

     Town & Country also was obligated under a 12% promissory note payable ($991,686 outstanding at December 5, 1995 (immediately prior to the disposition) and at December 31, 1994) to an affiliate of the developer which matured June 30, 1993. The Partnership and JMB-VIII had reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments were being made currently, the venture continued to accrue interest on the note at the original contract rate. As of the date of disposition of the Property, such promissory note was cancelled and the note (including accrued interest of $586,537 at December 5, 1995 (immediately prior to the disposition) was treated as a capital contribution by the unaffiliated venture partner).

     On December 5, 1995, the lender completed the proceedings to realize upon its security and took title to the Property in full satisfaction of its loan. As a result of the disposition of the Property, the Partnership recognized a gain of approximately $908,413 for financial reporting purposes and approximately $3,501,670 for Federal income tax purposes. There were no proceeds from the disposition.

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. As previously reported, the Partnership's remaining property is not currently generating operating cash flow. Due to these factors, the Partnership had, beginning the second quarter of 1993, indefinitely suspended quarterly distributions to the partners. By conserving working capital, the Partnership will be in a better position to meet future needs of its property since the availability of satisfactory outside sources of capital may be limited given the Partnership's current debt level. As has been reported previously, due to these factors, the Partnership held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing Blanchard Plaza and the marketplace in which it operates, the General Partners of the Partnership expect to liquidate this asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the Blanchard Plaza property is sold or disposed of in the nearer term), barring unforeseen economic developments.

     RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and corresponding decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments of U.S. Government obligations being classified as cash equivalents at December 31, 1995. Reference is made to Note 1. The aggregate decrease in cash and cash equivalents and short-term investments is primarily due to the Partnership's funding of deficits incurred at the Town & Country Center and the Blanchard Plaza office building during 1995. Reference is made to Note 3.

     The decrease in interest, rents and other receivables, along with the aggregate decrease in investment in unconsolidated venture at equity at December 31, 1995 as compared to December 31, 1994 and the related increase in the Partnership's share of loss from operations of unconsolidated venture and the Partnership's share of gain from the disposition of unconsolidated venture property is due to the lender realizing upon its security for its non-recourse loan related to the Town & Country Center investment property in December 1995 (Notes 1 and 3(b)).

     The decrease in accounts payable at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of certain deferred expenses, including re-leasing costs, related to the Blanchard Plaza office building.

     The decrease in tenant security deposits at December 31, 1995 as compared to December 31, 1994 is due to the refund of security deposits to certain tenants and the replacement of such tenants with tenants under leases which do not require security deposits at the Blanchard Plaza office building in 1995.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 and December 31, 1994 as compared to December 31, 1993 is primarily due to the increase in average balances of U.S. Government obligations held by the Partnership during 1995 and 1994.

     The increase in amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the 1995 amortization of lease commissions previously deferred at the Blanchard Plaza office building in December 1994.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 6.

     The increase in Partnership's share of loss from operations of unconsolidated venture for 1994 as compared to 1993 is primarily due to a decrease in rental income due to the writeoff of certain delinquent tenants receivables in 1994 at the Town and Country Center.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining office building have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   JMB INCOME PROPERTIES, LTD. - IX
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1995 and 1994
Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993
Consolidated Statements of Partners' Capital Accounts (Deficits),
  years ended December 31, 1995, 1994 and 1993
Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993
Notes to Consolidated Financial Statements

                                                          Schedule
                                                          --------
Consolidated Real Estate and Accumulated Depreciation        III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.














                     INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - IX:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - IX (a limited partnership) and Consolidated Venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - IX and Consolidated Venture as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 3(c) and 4 of the consolidated financial statements, the mortgage loan matures December 1, 1996. This circumstance raises substantial doubt about the Partnership's ability to retain its ownership in the property and continue as a going concern. The General Partner's plans in regard to this matter are described in Note 3(c). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                        KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996




                                      JMB INCOME PROPERTIES, LTD. - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1995 AND 1994

                                                   ASSETS
                                                   ------
                                                                            1995              1994
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . .   $  4,183,046        2,352,046
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . .          --           2,176,462
  Interest, rents and other receivables . . . . . . . . . . . . . . .         44,668          332,726
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         15,457           15,351
                                                                        ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .      4,243,171        4,876,585
                                                                        ------------      -----------

Investment property at cost (notes 2 and 3) (Schedule III):
      Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        899,298          899,298
      Buildings and improvements. . . . . . . . . . . . . . . . . . .     26,075,228       26,023,152
                                                                        ------------      -----------

                                                                          26,974,526       26,922,450
      Less accumulated depreciation . . . . . . . . . . . . . . . . .     13,726,829       12,728,252
                                                                        ------------      -----------

          Total investment property net of accumulated depreciation..     13,247,697       14,194,198

Investment in unconsolidated venture, at equity (notes 3 and 8) . . .          --           1,322,900
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        740,785          759,525
Accrued rents receivable (note 1) . . . . . . . . . . . . . . . . . .      4,602,086        4,870,049
                                                                        ------------      -----------

                                                                        $ 22,833,739       26,023,257
                                                                        ============      ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1995              1994
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt (note 4). . . . . . . . . . . . .   $ 15,565,705       15,784,297
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         40,684          382,078
  Amounts due to affiliates (note 6). . . . . . . . . . . . . . . . .        480,867          431,972
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        136,200          156,238
                                                                        ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .     16,223,456       16,754,585
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         66,982           83,614
                                                                        ------------      -----------

Commitments and contingencies (notes 2 and 3)

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     16,290,438       16,838,199
                                                                        ------------      -----------
Partners' capital accounts (deficits) (note 5):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
    Cumulative net losses . . . . . . . . . . . . . . . . . . . . . .     (4,023,132)      (3,890,210)
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .     (1,962,978)      (1,962,978)
                                                                        ------------      -----------
                                                                          (5,985,110)      (5,852,188)
                                                                        ------------      -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .     68,210,848       68,210,848
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .     39,276,287       41,785,122
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .    (94,958,724)     (94,958,724)
                                                                        ------------      -----------
                                                                          12,528,411       15,037,246
                                                                        ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .      6,543,301        9,185,058
                                                                        ------------      -----------

                                                                        $ 22,833,739       26,023,257
                                                                        ============      ===========

                        See accompanying notes to consolidated financial statements.


                                      JMB INCOME PROPERTIES, LTD. - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995            1994             1993
                                                        -----------     ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 3,347,348        3,289,697       3,383,468
  Interest income . . . . . . . . . . . . . . . . .         231,066          182,260         124,346
                                                        -----------     ------------     -----------
                                                          3,578,414        3,471,957       3,507,814
                                                        -----------     ------------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       1,625,277        1,665,300       1,682,990
  Depreciation. . . . . . . . . . . . . . . . . . .         998,577          970,404         966,097
  Property operating expenses . . . . . . . . . . .       1,338,538        1,373,742       1,331,304
  Professional services . . . . . . . . . . . . . .          86,633          119,198         122,727
  Amortization of deferred expenses . . . . . . . .         151,519          109,246          96,206
  General and administrative. . . . . . . . . . . .         163,453          112,837         112,624
                                                        -----------     ------------     -----------
                                                          4,363,997        4,350,727       4,311,948
                                                        -----------     ------------     -----------
          Operating loss. . . . . . . . . . . . . .         785,583          878,770         804,134
Partnership's share of loss from
 operations of unconsolidated venture
 (notes 3(b) and 8) . . . . . . . . . . . . . . . .       2,764,587          805,364         546,299
Partnership's share of gain from
 disposition of unconsolidated
 venture property (notes 3(b) and 8). . . . . . . .        (908,413)           --               --
                                                        -----------     ------------     -----------
          Net loss. . . . . . . . . . . . . . . . .     $ 2,641,757        1,684,134       1,350,433
                                                        ===========     ============     ===========
          Net loss per limited partnership
           interest (note 1):
           Net operating loss . . . . . . . . . . .     $     44.19            20.96           16.81
           Gain on disposition of
             unconsolidated venture
             property . . . . . . . . . . . . . . .          (11.66)           --               --
                                                        -----------     ------------     -----------
               Net loss . . . . . . . . . . . . . .     $     32.53            20.96           16.81
                                                        ===========     ============     ===========

                        See accompanying notes to consolidated financial statements.


                                        JMB INCOME PROPERTIES, LTD. - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 GENERAL PARTNERS                             LIMITED PARTNERS (77,132 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF        NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit) at
 December 31,
 1992 . . . .   $1,000  (3,768,827)  (1,962,978)  (5,730,805)    68,210,848  44,698,306  (94,727,328) 18,181,826

Cash distri-
 butions
 ($3.00 per
 limited
 partnership
 interest). .    --         --           --            --            --           --        (231,396)   (231,396)
Net loss
 (note 5) . .    --        (54,018)      --          (54,018)        --      (1,296,415)      --      (1,296,415)
              -------   ----------   ----------   ----------     ----------  ---------  ------------  ----------
Balance
 (deficit) at
 December 31,
  1993. . . .   1,000   (3,822,845)  (1,962,978)  (5,784,823)    68,210,848  43,401,891  (94,958,724) 16,654,015

Net loss
 (note 5) . .    --        (67,365)      --          (67,365)        --      (1,616,769)       --     (1,616,769)
              -------   ----------   ----------   ----------     ----------  ---------  ------------  ----------
Balance
 (deficit) at
 December 31,
 1994 . . . .   1,000   (3,890,210)  (1,962,978)  (5,852,188)    68,210,848  41,785,122  (94,958,724) 15,037,246

Net loss
 (note 5) . .   --        (132,922)       --        (132,922)         --     (2,508,835)       --     (2,508,835)
              -------   ----------   ----------   ----------     ----------  ---------   -----------  ----------
Balance
 (deficit) at
 December 31,
 1995 . . . . $ 1,000   (4,023,132)  (1,962,978)  (5,985,110)    68,210,848  39,276,287  (94,958,724) 12,528,411
              =======   ==========   ==========   ==========     ==========  ==========  ===========  ==========



















                          See accompanying notes to consolidated financial statements.


                                        JMB INCOME PROPERTIES, LTD. - IX
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995            1994             1993
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . .     $(2,641,757)      (1,684,134)     (1,350,433)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         998,577          970,404         966,097
    Amortization of deferred expenses . . . . . . .         151,519          109,246          96,206
    Partnership's share of loss from
     operations of unconsolidated venture . . . . .       2,764,587          805,364         546,299
    Partnership's share of gain from
     disposition of unconsolidated
     venture property . . . . . . . . . . . . . . .        (908,413)           --              --
  Changes in:
    Interest, rents and other receivables . . . . .          17,548           47,841         (32,691)
    Prepaid expenses. . . . . . . . . . . . . . . .            (106)             432           7,478
    Accrued rents receivable. . . . . . . . . . . .         267,963          282,490         (21,030)
    Accounts payable. . . . . . . . . . . . . . . .        (341,394)         329,195          19,231
    Amounts due to affiliates . . . . . . . . . . .          48,895          301,275         (46,879)
    Accrued interest. . . . . . . . . . . . . . . .         (20,038)          (1,726)           (879)
    Tenant security deposits. . . . . . . . . . . .         (16,632)           3,672            (858)
                                                        -----------      -----------     -----------
          Net cash provided by
            operating activities. . . . . . . . . .         320,749        1,164,059         182,541
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of
   short-term investments . . . . . . . . . . . . .       2,176,462        2,567,558         360,599
  Additions to investment property  . . . . . . . .         (52,076)        (420,997)       (109,883)
  Partnership's contributions to
   unconsolidated venture . . . . . . . . . . . . .        (262,764)        (542,810)       (424,575)
  Payment of deferred expenses. . . . . . . . . . .        (132,779)        (448,910)        (74,795)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       1,728,843        1,154,841        (248,654)
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (218,592)        (197,269)       (100,448)
  Distributions to limited partners . . . . . . . .           --               --           (231,396)
                                                        -----------      -----------     -----------

          Net cash used in financing activities . .        (218,592)        (197,269)       (331,844)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       1,831,000        2,121,631        (397,957)
          Cash and cash equivalents
            beginning of year . . . . . . . . . . .       2,352,046          230,415         628,372
                                                        -----------      -----------     -----------
          Cash and cash equivalents
            end of year . . . . . . . . . . . . . .     $ 4,183,046        2,352,046         230,415
                                                        ===========      ===========     ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
   other interest . . . . . . . . . . . . . . . . .     $ 1,645,315        1,667,026       1,683,869
                                                        ===========      ===========     ===========
  Non-cash investing and financing
   activities (note 3(b)) . . . . . . . . . . . . .     $   270,510            --              --
                                                        ===========      ===========     ===========
















                          See accompanying notes to consolidated financial statements.


                   JMB INCOME PROPERTIES, LTD. - IX
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (through a joint venture) an equity investment in an office building in Seattle, Washington. Business activities consist of rentals to a governmental agency and a variety of commercial companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment, and wind up its affairs not later than December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Partnership and its consolidated venture, Plaza/Seattle Limited Partnership ("Plaza/Seattle"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated in the consolidated financial statements. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interest in T&C-JMB Partners ("T&C"). Accordingly, the accompanying consolidated financial statements do not include the accounts of T&C and T&C's venture, H&M Associates, Ltd. - Houston ("Town & Country") (notes 3(b) and 8).

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:




                                                   1995                              1994
                                                  -------------------------------------------------------------
                                       GAAP BASIS        TAX BASIS        GAAP BASIS       TAX BASIS
                                                        (UNAUDITED)
                                      ------------      -----------      ------------     -----------
Total assets. . . . . . . . . . . .    $22,833,739       19,474,759       26,023,257      20,203,963
Partners' capital accounts
 (deficits) (note 5):
  General partners. . . . . . . . .     (5,985,110)      (4,919,937)      (5,852,188)     (4,851,232)
  Limited partners. . . . . . . . .     12,528,411       13,829,691       15,037,246      12,852,357
Net gain (loss) (note 5):
  General partners. . . . . . . . .       (132,922)         (68,705)         (67,365)       (108,329)
  Limited partners. . . . . . . . .     (2,508,835)         977,334       (1,616,769)     (2,599,889)
Net gain (loss) per
 limited partnership interest . . .         (32.53)           12.67           (20.96)         (33.71)
                                       ============      ==========      ===========     ===========


     The net loss per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (77,132).

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,719,182 and $2,350,000 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of loan fees and lease commissions which are amortized over the terms stipulated in the related agreements or over the terms of the related leases using the straight-line method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues prorated rental income for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments. The debt secured by the Blanchard Plaza office property matures in December 1996 and, accordingly, the Partnership believes the carrying value of such debt approximates the SFAS 107 value. There is no quoted market value available for any of the Partnership's other instruments. The debt secured by the Blanchard Plaza office property matures in December 1996 and, accordingly, the Partnership believes the carrying value of such debt approximates the SFAS 107 value. The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     The Partnership had acquired, through joint ventures (note 3), three shopping centers and one office building as investments. Three properties have been sold or disposed of by the Partnership. The remaining property owned at December 31, 1995 was operating. The cost of the investment property represents the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                     YEARS
                                                     -----

      Buildings and improvements (new or used)
      -- straight-line. . . . . . . . . . . . . .     5-30
      Personal property (new or used)
      --  straight-line . . . . . . . . . . . . .     5-10
                                                      ====

     Maintenance and repair expenses are charged to operations as incurred.

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived asset to be held and used whenever the carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report these assets at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of these assets would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, it is not anticipated that any significant provisions for value impairment would be required.

     In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership.


(3)  VENTURE AGREEMENTS

     The terms of the venture agreements are summarized as follows:

     (a)  General

     The Partnership, at December 31, 1995, is a party to one operating joint venture agreement (the Partnership's interest in T&C was terminated in 1995, (see note 3(b)). Pursuant to such agreement, the Partnership made initial capital contributions of approximately $19,435,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the remaining venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the remaining venture.

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

     (b)  Town and Country

     On December 5, 1995, the lender realized upon its security for its non-recourse loan, which included the land, buildings and related improvements of the Town and Country Center as further described below.

     In February 1983, the Partnership acquired, through an existing joint venture partnership with an investor and the developer of Town and Country, an interest in an enclosed shopping center in Houston, Texas. The Partnership acquired its interest through a joint venture partnership ("T&C") with JMB Income Properties, Ltd.- VIII ("JMB-VIII"), a partnership sponsored by the Managing General Partner of the Partnership.

     The Partnership acquired an interest in T&C for a purchase price of $11,000,000 (31.43%) of a total of $35,000,000 invested in T&C by the
Partnership and JMB - VIII. On December 30, 1992, the T&C venture and the developer each purchased 50% of the investor's interest in Town and Country for $150,000 each. The property was subject to a first mortgage note in the original amount of $33,390,000.

     The terms of the T&C partnership agreement provided that all of T&C's share of the Town & Country's annual cash flow, net proceeds from sale or refinancing, profits and losses and tax items are allocated between the Partnership and JMB - VIII based upon the ratio of capital contributions made by each partner (31.43% by the Partnership and 68.57% by JMB - VIII). The T&C partnership was allocated 73.07% of Town and Country's operating profits and losses.

     Town & Country's net cash flow was distributable as follows: first, T&C was entitled to receive the cumulative deficiency in its preferred cash return through 1992; next, the developer was entitled to receive a cumulative amount equal to its unreimbursed capital contributions used to fund operating deficits incurred with respect to the property and T&C's preferential return in prior years; finally, any cash flow in excess of these preferred amounts was to be distributable 73.07% to T&C and 26.93% to the developer. The Partnership did not receive any distributions from T&C in 1995, 1994 or 1993. Any operating deficits were funded by contributions to the venture by the venture partners in the ratio of their respective residual ownership percentages.

     Upon sale of the shopping center, T&C was entitled to a preferential share of the net sale proceeds plus any deficit in T&C's cumulative annual preferred return. However, there were no distributable proceeds from the disposition of the property.

     Town and Country was also obligated under a 12% promissory note payable ($991,686 outstanding at December 5, 1995 (immediately prior to the disposition) and at December 31, 1994) to an affiliate of the developer which matured June 30, 1993. The Partnership and JMB-VIII had reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments were being made currently, the venture continued to accrue interest on the note at the original contract rate. As of the date of disposition of the Property, such promissory note was cancelled and the note (including accrued interest of $586,537 at December 5, 1995 (immediately prior to the disposition) was treated as a capital contribution by the unaffiliated venture partner.

     Through December 5, 1995, (immediately prior to the disposition) the Partnership and its affiliated joint venture partner had made interest-bearing loans aggregating $4,740,437 to the T&C venture to fund operating deficits at the property pursuant to a proposed amendment to the Town and Country joint venture agreement. However, such proposed amendment was not executed prior to termination. The Partnership's portion of these loans were $1,489,920 (including accrued interest) and has been reflected as contributions to unconsolidated venture in the consolidated financial statements and have been netted into the gain on disposition as of December 5, 1995.

     Pursuant to the terms of the joint venture agreement, the Partnership and its joint venture partners also made advances aggregating $1,013,880. The Partnership's portion of these advances was $270,510 and has been reflected as contributions to the unconsolidated venture in the consolidated financial statements and have been netted into the gain on disposition as of December 5, 1995.

     Town and Country was approximately 73% occupied (8% represents temporary tenants) on the disposition date. Town and Country faced strong competition in its area. T&C Venture had prepared and evaluated a plan for an extensive renovation and re-merchandising of Town and Country. Given Town and Country's level of debt, the strong competition that the Town and Country faced and the significant cost that would have been required to lease, renovate and re-merchandise Town and Country, T&C Venture decided in September 1995 not to commit any additional capital to pay continued operating deficits of Town and Country, including funding for debt service payments, without obtaining a modification to the existing non-recourse mortgage loan. Consequently, Town and Country remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995.
The lender was unwilling to modify the loan and realized upon its security as a result of the default in the payment of debt service.

     As a result of the disposition of Town and Country to the lender and the liquidation of the joint ventures mentioned above, the Partnership has recognized a gain of approximately $908,413 net of the venture partners' shares, for financial reporting purposes and a gain of approximately $3,501,670 net of the venture partners' shares, for Federal income tax reporting purposes. The Partnership had previously recorded a provision for value impairment of approximately $30,115,000 (of which the Partnership's share is $1,686,425) for financial reporting purposes relating to the underlying real estate assets. There were no proceeds from the disposition. Under the terms of the applicable venture agreements, gain on disposition of Town and Country and liquidations of the joint ventures was to be allocated according to the respective ownership percentages of the venture partners as previously discussed.

     An affiliate of the Managing General Partner of the Partnership had responsibility for management and leasing of the Town and Country Center under a management agreement which provides for a management fee based on a percentage of gross income (as defined) from the property's operations not to exceed 5% in aggregate.

     (c)  Plaza/Seattle

     In July 1983, the Partnership acquired, through a joint venture partnership, an interest in a 15-story office building in Seattle, Washington.

     The terms of the joint venture partnership agreement provide that the joint venture partners will not be obligated to make any cash contributions to the joint venture; however, the value of the joint venture partners' contribution of their interest in the land to the joint venture was taken into account in determining the terms of the joint venture partnership agreement. Distribution of annual cash flow (after debt service) is to be made first to the Partnership as reimbursement for its aggregate additional contributions; then the joint venture partners are entitled to receive the next $90,000 per annum of annual cash flow; the Partnership is entitled to receive the next $1,078,838, and any excess annual cash flow will be distributable 92.3% to the Partnership and 7.7% to the joint venture partners. Distributions of annual cash flow to the Partnership and to the joint venture partners ceased in prior years. The Partnership has funded 100% of all subsequent deficits at Blanchard Plaza office building. Consequently, operating profits and losses are allocated 100% to the Partnership.

     The joint venture partnership agreement provides that the net proceeds, if any, from any sale or refinancing of the property will be allocated as follows: first to the Partnership as reimbursement for its aggregate additional capital contributions; then the Partnership shall be paid the outstanding balance of its $2,000,000 loan to the venture (such loan has been eliminated in consolidated financial statements, see note 1) plus any accrued interest thereon (monthly payments of interest only are due and have been made at a rate of 10.88%); the joint venture partners are entitled to receive the next $1,250,000 of such proceeds; the Partnership is entitled to receive the next $15,225,000 and any remaining proceeds will be distributed 92.3% to the Partnership and 7.7% to the joint venture partners. The joint venture partnership agreement provides for gain or loss on the disposition of the property to be allocated to the extent needed to equalize the capital accounts of the joint venture partners, to the extent of any net proceeds distributed to the joint venture partners, and any remaining gain or loss 92.3% to the Partnership and 7.7% to the joint venture partners.

     An affiliate of the Managing General Partner had responsibility for management and leasing of the Blanchard Plaza office building under a management agreement which provides for a management fee equal to 4% of gross income (as defined) from the property's operations. In December 1994, such affiliate sold substantially all of its assets and assigned its interest in its management contracts including the agreement for the Blanchard Plaza office building, to an unaffiliated third party (note 6).

     The joint venture received notification from the GSA that it was due approximately $423,000 in minimum rent credits. The joint venture has disputed this claim. The GSA began offsetting its monthly rent payments in January 1996 in an amount equal to 1/12 of the amount in dispute. The joint venture has filed an appeal with the General Services Board of Contract Appeals and is awaiting a response. Though the joint venture believes that it is entitled to retain the amounts previously received and recover the amounts offset by the GSA, there can be no assurance that the joint venture will not ultimately have to settle for a lesser amount or suffer an adverse judgment respecting this dispute.

     The long-term non-recourse mortgage note secured by the Blanchard Plaza office building located in Seattle, Washington has been extended to December 1, 1996 when all principal and accrued interest becomes due.
There can be no assurance that the joint venture will be able to further extend, refinance or obtain alternative financing for all or substantially all of the mortgage loan when the debt matures (note 4). The joint venture is preparing to market the Blanchard Plaza office building for sale in 1996. There can be no assurance that a sale of the property will occur. Also, it is currently expected that any such sale would result in the return of only a modest portion of the Partnership's original cash invested in the property.


(4)  LONG-TERM DEBT

     The long-term non-recourse mortgage note secured by the Blanchard Plaza office building located in Seattle, Washington was modified effective December 1, 1988. Such modification, among other things, provided for debt service to be paid at reduced rates through the May 1, 1991 payment with the interest rate differential being added monthly to the principal balance on the note. The mortgage note balance includes cumulative deferred interest of $2,565,705 and $2,784,297 at December 31, 1995 and 1994,
respectively. The note has been classified as a current liability at December 31, 1995 and 1994, since an agreement was reached in 1995 to extend the maturity from December 1, 1995 to December 1, 1996 when all principal and accrued interest will become due (note 3(c)). The note accrues interest at a fixed rate of 10.5% and requires monthly payments of principal and interest of $148,693. The note provides for additional principal payments of annual net cash flow payable in April of the following year. As of December 31, 1995, an additional principal payment of $255,800 is payable in 1996.


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties are to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distri-butable to the General Partners from any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties will be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses will be allocated to the Limited Partners.

     The Partnership Agreement, also generally provides that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision is to allow the deferral of the recognition of taxable gain to the Limited Partners.

     The General Partners are not required to make any capital contributions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flow" of the Partnership is allocated 90% to the Limited Partners and 10% to the General Partners. However, a portion of such distributions to the General Partners is subordinated to the Limited Partners' receipt of a stipulated return on capital.

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


(6)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:





                                                                                          UNPAID AT
                                                                                         DECEMBER 31,
                                                1995          1994           1993           1995
                                              -------       --------       --------    --------------
Property management and
  leasing fees (note 3) . . . . . . .         $  --          541,101        199,330           467,897
Insurance commissions . . . . . . . .                          5,111          5,769           --
Reimbursement (at cost) for
  accounting services . . . . . . . .          40,937         39,493         26,523           --
Reimbursement (at cost) for
  portfolio management
  services. . . . . . . . . . . . . .          11,832          4,115          --              --
Reimbursement (at cost) for
  legal services. . . . . . . . . . .           1,767          4,068          3,813           --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses. . . .          38,441        130,678        119,767            12,970
                                              -------       --------       --------          --------

                                              $92,977        724,566        355,202           480,867
                                              =======       ========       ========          ========

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $18,668 that had not previously been reimbursed.


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

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(7)  LEASES

     As Property Lessor

     At December 31, 1995, the Partnership and its consolidated venture's principal asset is one office building. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in terms from one to fifteen years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

               1996 . . . . . . . . . . . .$  3,388,810
               1997 . . . . . . . . . . . .   3,379,846
               1998 . . . . . . . . . . . .   3,034,011
               1999 . . . . . . . . . . . .   3,090,268
               2000 . . . . . . . . . . . .   2,906,820
               Thereafter . . . . . . . . .   6,007,629
                                            -----------
                   Total. . . . . . . . . . $21,807,384
                                            ===========

     The Partnership leases approximately 63% of the available space of the property to one tenant under a seven year lease term. This tenant represented approximately 71% of total revenue for the year ended December 31, 1995, and all of the accrued rents receivable at December 31, 1995.
The tenant's principal business is that of a governmental agency.


(8)  INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for the Town and Country venture (for the period ending December 5, 1995 (the disposition date) note 3(b)) and as of and for the year ended December 31, 1994 are as follows:

                                           1995            1994
                                       -----------     -----------

Current assets. . . . . . . . . .      $     --          2,033,870
Current liabilities . . . . . . .            --          3,813,317
                                       -----------     -----------
       Working capital. . . . . .            --         (1,779,447)
                                       -----------     -----------
Investment property, net. . . . .            --         59,054,204
Other assets. . . . . . . . . . .            --          1,523,836
Other liabilities . . . . . . . .            --         (1,097,400)
Long-term debt. . . . . . . . . .            --        (29,651,372)
Venture partners'
 subordinated equity. . . . . . .            --        (26,726,921)
                                       -----------     -----------
       Partners' capital. . . . .      $     --          1,322,900
                                       ===========     ===========
Represented by:
  Invested capital. . . . . . . .      $13,321,032      12,787,758
  Cumulative distributions. . . .       (6,460,225)     (6,460,225)
  Cumulative losses . . . . . . .       (6,860,807)     (5,004,633)
                                       -----------     -----------
                                       $     --          1,322,900
                                       ===========     ===========
Total income. . . . . . . . . . .      $ 5,664,565       6,934,956
                                       ===========     ===========
Expenses applicable to
 operating loss . . . . . . . . .      $39,731,163      10,486,956
                                       ===========     ===========
Operating loss. . . . . . . . . .      $34,066,598       3,551,999
                                       ===========     ===========
Gain on disposition . . . . . . .      $ 2,589,331           --
                                       ===========     ===========

     Also, for the year ended December 31, 1993, total income, expenses applicable to operating loss and operating loss were $8,471,063, $10,895,645 and $2,424,582, respectively, for the unconsolidated venture noted above.




                                                                                          SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1995

                                                    COSTS CAPITALIZED           GROSS AMOUNT AT WHICH
                          INITIAL COST                SUBSEQUENT TO               CARRIED AT CLOSE
                         TO PARTNERSHIP (A)            ACQUISITION                  OF PERIOD (B)
                        ------------------------- ---------------------------- -----------------------
                                      BUILDINGS                  BUILDINGS                 BUILDINGS
                                        AND                        AND                        AND
             ENCUMBRANCE    LAND     IMPROVEMENTS      LAND     IMPROVEMENTS       LAND   IMPROVEMENTS
             ----------- ----------- ------------  ---------------------------  ---------- -----------

OFFICE
BUILDING

Seattle,
Washington                                                (D)           (D)
(C) . . . . .$15,565,705   1,254,177   30,723,718      (354,879)   (4,648,490)     899,298  26,075,228
             ===========   =========   ==========      ========    ==========     ========  ==========





                                                                                          SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                               LIFE ON WHICH
                                                                               DEPRECIATION
                                                                                IN LATEST
                                                                               STATEMENT OF       1995
                                  ACCUMULATED          DATE OF      DATE        OPERATIONS    REAL ESTATE
                     TOTAL(E)    DEPRECIATION(F)    CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                 -------------  ----------------    ------------ ----------  ---------------   ----------

OFFICE
BUILDING

Seattle,
Washington
(C) . . . . . . .  $26,974,526        13,726,829        1982        7-29-83       5-30 years      228,695
                   ===========        ==========                                                  =======

_______________

Notes:

       (A)  The initial cost to the Partnership represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $35,892,041.
       (C)  The property is owned and operated by joint venture; see Note 3.
       (D)  In 1992, the Partnership recorded a provision for value impairment, the portion allocated to land and buildings and improvements totalled $10,409,860.



                                                                                          SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - IX
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED





       (E)  Reconciliation of real estate owned:

                                                             1995            1994              1993
                                                         ------------    ------------     ------------
     Balance at beginning of period . . . . . . . . .    $ 26,922,450      26,501,453       26,391,570
     Additions during period. . . . . . . . . . . . .          52,076         420,997          109,883
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $ 26,974,526      26,922,450       26,501,453
                                                         ============    ============     ============

       (F)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .    $ 12,728,252      11,757,848       10,791,751
     Depreciation expense . . . . . . . . . . . . . .         998,577         970,404          966,097
                                                         ------------    ------------     ------------
     Balance at end of period . . . . . . . . . . . .    $ 13,726,829      12,728,252       11,757,848
                                                         ============    ============     ============





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1994 and 1995.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. Effective December 31, 1995, ABPP Associates, L.P. acquired the general partnership interest in the Partnership of the Associate General Partner, Income Associates-IX, L.P., (which constituted substantially all of the assets of Income Associates-IX, L.P.). ABPP Associates, L.P. an Illinois limited partnership with JMB as the sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------

Judd D. Malkin            Chairman                        5/03/71
                          Director                        5/03/71
                          Chief Financial Officer         2/22/96
Neil G. Bluhm             President                       5/03/71
                          Director                        5/03/71
Burton E. Glazov          Director                        7/01/71
Stuart C. Nathan          Executive Vice President        5/08/79
                          Director                        3/14/73
A. Lee Sacks              Director                        5/09/88
John G. Schreiber         Director                        3/14/73
H. Rigel Barber           Executive Vice President        1/02/87
                          Chief Executive Officer         8/01/93
Glenn E. Emig             Executive Vice President        1/01/93
                          Chief Operating Officer         1/01/95
Gary Nickele              Executive Vice President and    1/01/92
                          General Counsel                 2/27/84
Gailen J. Hull            Senior Vice President           6/01/88
Howard Kogen              Senior Vice President           1/02/86
                          Treasurer                       1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of the various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December, 1990.

He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also director of a number of investment companies advised by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Note 5 for a description of such transactions, distributions and allocations. No cash distributions were paid in 1995, 1994 and 1993 to the General Partners.

     An affiliate of the Managing General Partner provided property management services to the Partnership in 1994 for the Blanchard Plaza office building in Seattle, Washington for a fee calculated at 4% of gross income from the property until December 1994 when the affiliate sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party (see Note 6). As of December 31, 1995, $467,897 of leasing fees to the affiliated management company were unpaid. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar service in the relevant geographical area (but in no event at rates greater than 4% of gross income from a property), and such agreements must be terminable by either party thereto, without penalty upon 60 days' notice.

     The General Partners of the Partnership may be reimbursed for their salaries, salary-related expenses and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. During 1995, the Managing General Partner earned reimbursement for such expenses in the amount of $92,977, of which $12,970 was unpaid.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership or its affiliates. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and Exhibit 21 hereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                             NAME OF                        AMOUNT AND NATURE
                             BENEFICIAL                     OF BENEFICIAL             PERCENT
TITLE OF CLASS               OWNER                          OWNERSHIP                 OF CLASS
--------------               ----------                     -----------------         --------
Limited Partnership          JMB Realty Corporation         100 Interests             Less than 1%
Interests                                                      directly

Limited Partnership          Managing General               100 Interests             Less than 1%
Interests                    Partner, its                      directly
                             officers and directors
                             and the Associate
                             General Partner
                             as a group

     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Note 6, Items 10 and 11 above.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)     The following documents are filed as part of this report:

             (1)  Financial Statements (See Index to Financial
Statements filed with this report).

             (2)  Exhibits.

                  3-A. The Prospectus of the Partnership dated April 14, 1982, as supplemented September 23, 1982, January 11, 1983, February 22, 1983, and March 28, 1983, and filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 8-16, 118-120 and A-6 to A-9 are incorporated herein by reference to
Exhibit 3 to the Partnership's report on Form 10-K (File No. 0-12432) for December 31, 1992 dated March 19, 1993.

                  3-B.  Amended and Restated Agreement of Limited
Partnership set forth as Exhibit A to the Prospectus, which is hereby incorporated herein by reference to Exhibit 3 to the Partnership's report on Form 10-K (File No. 0-12432) for December 31, 1992 dated March 19, 1993.

                  4-A. Modification documents relating to the long-term mortgage note secured by the Blanchard Plaza Building in Seattle, Washington are hereby incorporated by reference to Exhibit 4-A to the Partnership's Report on Form 10-K (File No. 0-12432) for December 31, 1992 dated March 19, 1993.

                  4-B. Modification documents relating to the extension of the mortgage note secured by Blanchard Plaza Building in Seattle, Washington are filed herewith.

                  10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the Blanchard Plaza Building in Seattle, Washington are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12432) dated July 29, 1983.

                  10-B. Disposition documents relating to the Partnership transferring its interest in the Town and Country Center in Houston Texas are filed herewith.

                  21.   List of Subsidiaries

                  24.   Powers of Attorney

                  27.   Financial Data Schedule

                  99-A. Form 8K for December 5, 1995 describing the disposition of the Town and Country Center dated January 9, 1996 is filed herewith.

             (b) The following Report on Form 8-K was filed since the beginning of the last quarter of the period covered by the this report.

                  The Partnership's Report on Form 8-K for December 5, 1995 (File No. 0-12432) describing the disposition of the Town and Country Center was filed. No financial statements were required to be filed therewith.

             ----------------
                  No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - IX

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1996

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1996

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1996

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1996


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1996

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 1996

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 25, 1996

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 1996



                   JMB INCOME PROPERTIES, LTD. - IX

                             EXHIBIT INDEX



                                                 DOCUMENT
                                              INCORPORATED
                                              BY REFERENCE    PAGE
                                              -------------   ----

3-A.      Pages 8-16, 118-120 and A-6
          to A-9 of the Prospectus of
          the Partnership dated
          April 14, 1982                             Yes

3-B.      Amended and Restated Agreement
          of Limited Partnership                     Yes

4-A.      Modification documents
          related to the Blanchard
          Plaza Building                             Yes

4-B.      Modification documents
          related to the extension
          of the mortgage note
          secured by the Blanchard
          Plaza Building                             No

10-A.     Acquisition documents
          related to the
          Blanchard Plaza Building                   Yes

10-B.     Disposition documents
          related to Town and
          Country Center                             No

21.       List of Subsidiaries                       No

24.       Powers of Attorney                         No

27.       Financial Data Schedule                    No

99-A.     Form 8K for Town and
          Country Center dated
          January 9, 1996                            Yes