Form 10-Q
period 1996-03-31
JMB INCOME PROPERTIES LTD IX
filed 1996-05-14
CIK 355472

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996Commission file #0-12432




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


                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . .     10



PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     11

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     12




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                  MARCH 31,   DECEMBER 31,
                                                                    1996         1995
                                                                ------------- -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  3,960,084    4,183,046
  Interest, rents and other receivables. . . . . . . . . . . .        123,285       44,668
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          5,217       15,457
                                                                 ------------  -----------

       Total current assets. . . . . . . . . . . . . . . . . .      4,088,586    4,243,171
                                                                 ------------  -----------

Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .        899,298      899,298
  Buildings and improvements . . . . . . . . . . . . . . . . .     26,104,274   26,075,228
                                                                 ------------  -----------

                                                                   27,003,572   26,974,526
  Less accumulated depreciation. . . . . . . . . . . . . . . .     13,976,589   13,726,829
                                                                 ------------  -----------
       Total investment property,
         net of accumulated depreciation . . . . . . . . . . .     13,026,983   13,247,697

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        706,585      740,785
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      4,480,359    4,602,086
                                                                 ------------  -----------
                                                                 $ 22,302,513   22,833,739
                                                                 ============  ===========

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 15,272,096   15,565,705
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .         38,295       40,684
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . .        490,130      480,867
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        135,869      136,200
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .         58,511        --
                                                                 ------------  -----------
       Total current liabilities . . . . . . . . . . . . . . .     15,994,901   16,223,456
Tenant security deposits . . . . . . . . . . . . . . . . . . .         66,982       66,982
                                                                 ------------  -----------
Commitments and contingencies

       Total liabilities . . . . . . . . . . . . . . . . . . .     16,061,883   16,290,438
                                                                 ------------  -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions  . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .     (4,035,239)  (4,023,132)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,962,978)  (1,962,978)
                                                                 ------------  -----------
                                                                   (5,997,217)  (5,985,110)
                                                                 ------------  -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs . . . . . . .     68,210,848   68,210,848
    Cumulative net earnings (losses) . . . . . . . . . . . . .     38,985,723   39,276,287
    Cumulative cash distributions. . . . . . . . . . . . . . .    (94,958,724) (94,958,724)
                                                                 ------------  -----------
                                                                   12,237,847   12,528,411
                                                                 ------------  -----------
       Total partners' capital accounts. . . . . . . . . . . .      6,240,630    6,543,301
                                                                 ------------  -----------
                                                                 $ 22,302,513   22,833,739
                                                                 ============  ===========


                 See accompanying notes to consolidated financial statements.


                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)

                                                                     1996         1995
                                                                -------------  -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . .    $   801,856      829,371
  Interest income. . . . . . . . . . . . . . . . . . . . . . .         53,164       59,814
                                                                  -----------   ----------
                                                                      855,020      889,185
                                                                  -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . .        407,940      416,070
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . .        249,760      249,428
  Property operating expenses. . . . . . . . . . . . . . . . .        359,192      362,013
  Professional services. . . . . . . . . . . . . . . . . . . .         35,033       34,300
  Amortization of deferred expenses. . . . . . . . . . . . . .         34,200       37,457
  General and administrative . . . . . . . . . . . . . . . . .         71,566       26,381
                                                                  -----------   ----------
                                                                    1,157,691    1,125,649
                                                                  -----------   ----------
         Operating earnings (loss) . . . . . . . . . . . . . .       (302,671)    (236,464)
Partnership's share of earnings (loss) from
  operations of unconsolidated venture . . . . . . . . . . . .          --        (223,385)
                                                                  -----------   ----------
         Net earnings (loss) . . . . . . . . . . . . . . . . .    $  (302,671)    (459,849)
                                                                  ===========   ==========
         Net earnings (loss) per limited
           partnership interest. . . . . . . . . . . . . . . .    $     (3.77)       (5.72)
                                                                  ===========   ==========
         Cash distributions per limited partnership
           interest. . . . . . . . . . . . . . . . . . . . . .    $     --           --
                                                                  ===========   ==========





                 See accompanying notes to consolidated financial statements.


                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $  (302,671)     (459,849)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     249,760       249,428
    Amortization of deferred expenses. . . . . . . . . . . . . . .      34,200        37,457
    Partnership's share of loss from operations
      of unconsolidated venture. . . . . . . . . . . . . . . . . .       --          223,385
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .     (78,617)       18,923
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      10,240         9,130
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     121,727        66,990
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .      (2,389)     (199,755)
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .       9,263         --
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .        (331)         (261)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . .      58,511        64,939
    Tenant security deposits . . . . . . . . . . . . . . . . . . .       --           (3,000)
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .      99,693         7,387
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . .       --        2,079,572
  Additions to investment property . . . . . . . . . . . . . . . .     (29,046)      (23,082)
  Partnership's contributions to unconsolidated venture. . . . . .       --         (137,044)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .       --         (104,888)
                                                                   -----------   -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . . . . . . .     (29,046)    1,814,558
                                                                   -----------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (293,609)     (109,339)
                                                                   -----------   -----------

          Net cash provided by (used in) financing activities. . .    (293,609)     (109,339)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .    (222,962)    1,712,606

          Cash and cash equivalents, beginning of year . . . . . .   4,183,046     2,352,046
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 3,960,084     4,064,652
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $   408,271       416,331
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========


















                 See accompanying notes to consolidated financial statements.


               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MARCH 31, 1996 AND 1995

                          (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the Managing General Partner and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                   Unpaid at
                                                   March 31,
                               1996      1995        1996
                             -------    ------   -------------
Property management and
  leasing fees . . . . . .   $  --        --         467,897
Reimbursement (at cost)
  for salaries, salary-
  related expenses and
  other out-of-pocket
  expenses . . . . . . . .    14,639    28,672        22,233
                             -------   -------       -------
                             $14,639    28,672       490,130
                             =======   =======       =======

PLAZA/SEATTLE (BLANCHARD PLAZA)

     The Blanchard Plaza investment property currently operates at a small deficit. This deficit results from a modification of the property's mortgage note which provides for an annual cash flow payment to the lender which reduces the principal balance of the loan. The Partnership expects to continue to utilize the remaining proceeds from the sale of the Lynnhaven Mall to cover these operating deficits. The joint venture is currently marketing the Blanchard Plaza office building for sale. There can be no assurance that a sale of the property will occur. Also, it is currently expected that any such sale would result in the return of only a modest portion of the Partnership's original cash invested in the property. The mortgage note was scheduled to mature December 1, 1995 and has since been extended to December 1, 1996. In the event that a sale cannot be consummated before such time, the Partnership expects to further extend the mortgage note or obtain other financing. There can be no assurance that the joint venture will be able to further extend, refinance or obtain alternative financing for all or substantially all of the mortgage loan when the debt matures. If such a refinancing or sale cannot be achieved prior to such time, there is a substantial likelihood that the lender will realize upon its security and take title to the property. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The joint venture received notification from the General Services Administration ("GSA") that it was due approximately $423,000 in minimum rent credits. The joint venture has disputed this claim. The GSA began offsetting its monthly rent payments in January 1996 in an amount equal to 1/12 of the amount in dispute. The joint venture has filed an appeal with the General Services Board of Contract Appeals and is awaiting a response. Though the joint venture believes that it is entitled to retain the amounts previously received and recover the amounts offset by the GSA, there have been settlement discussions which indicate that the Partnership may have to settle for a lesser amount respecting this dispute.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 (assuming the Partnership continues as a going concern).




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     At March 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,960,000. Such funds are available for capital improvements, future distributions to partners, payment of certain deferrals to affiliates of the General Partners and for working capital requirements including operating deficits at the Blanchard Plaza office building.

     There is substantial doubt about the Partnership's ability to continue as a going concern due to the mortgage indebtedness maturing in December 1996.

     After reviewing Blanchard Plaza and the marketplace in which it operates, the General Partners of the Partnership expect to liquidate this asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the Blanchard Plaza property is sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and corresponding decrease in current portion of long-term debt at March 31, 1996 as compared to December 31, 1995 is primarily due to an additional principal payment of annual net cash flow (as defined) due from the Blanchard Plaza investment property in the amount of $255,800, which was paid in March 1996.

     The increase in interest rents and other receivables at March 31, 1996 as compared to December 31, 1995 is primarily due to the Blanchard Plaza investment property accruing for the monthly rent credits taken by its major tenant (GSA) prior to a final determination of the appeal to the General Services Board of Contract Appeals.

     The decrease in rental income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to lower occupancy and to the Partnership recognizing rental income for certain major tenant leases at the Blanchard Plaza investment property over the life of the lease rather than as due per the terms of their respective leases.

     The increase in general and administrative expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the Partnership engaging independent third parties to perform certain administrative services for the Partnership.

     The decrease in Partnership's share of loss from operations of unconsolidated venture for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to the disposition of the unconsolidated venture property due to the lender realizing upon its security for its non-recourse loan related to the Town and Country Center investment property in December 1995.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels for the Partnership's investment property owned during 1996.

                                         1995                            1996
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  Blanchard Plaza Building
      Seattle, Washington       96%      95%      91%       92%    90%




PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3-A. The Prospectus of the Partnership dated April 14, 1982, as supplemented September 23, 1982, January 11, 1983, February 22, 1983, and March 28, 1983, and filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to Exhibit 3 to the Partnership's report on Form 10-K (File No. 0-12432) for December 31, 1992 dated March 19, 1993.

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

          4-B. Modification documents relating to the extension of the long-term mortgage note secured by the Blanchard Plaza Building in Seattle, Washington are hereby incorporated by reference to Exhibit 4-B to the Partnership's report on form 10-K (File No. 0-12432) for December 31, 1995 dated March 25, 1996.

          10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the Blanchard Plaza Building in Seattle, Washington are hereby incorporated by reference to the Partnership's report on Form 8-K (File No. 0-12432) dated July 29, 1983.

          10-B. Disposition documents relating to the Partnership's transferring its interest in the Town and Country Center in Houston, Texas are hereby incorporated by reference to Exhibit 10-B to the Partnership's report on Form 10-K (File No. 0-12432) for December 31, 1995 dated March 25, 1996.

          27.   Financial Data Schedule

     (b) No reports on Form 8-K have been filed for the quarter covered by this report.





                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              JMB INCOME PROPERTIES, LTD.-IX

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:May 10, 1996