Form 10-Q/A
period 1996-03-31
JMB INCOME PROPERTIES LTD IX
filed 1996-05-21
CIK 355472

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                  FORM 10Q/A

                                AMENDMENT NO. 1


               Filed pursuant to Section 12, 13, or 15(d) of the
                        Securities Exchange Act of 1934



                       JMB INCOME PROPERTIES, LTD. - IX
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification

Commission File No. 0-12432                         No. 36-3126228






     The undersigned registrant hereby amends the following sections of its Report for the quarter ended March 31, 1996 on Form 10-Q as set forth in the pages attached hereto:


      ITEM 1.     FINANCIAL STATEMENTS
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Pages 3 to 10


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JMB INCOME PROPERTIES, LTD. - IX

                        By:    JMB Realty Corporation
                               Managing General Partner



                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  May 21, 1996




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


                                               3


                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                  MARCH 31,   DECEMBER 31,
                                                                    1996         1995
                                                                ------------- ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 15,272,096   15,565,705
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .         38,295       40,684
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . .        490,130      480,867
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        135,869      136,200
  Accrued real estate taxes. . . . . . . . . . . . . . . . . .         58,511        --
                                                                 ------------  -----------
       Total current liabilities . . . . . . . . . . . . . . .     15,994,901   16,223,456
Tenant security deposits . . . . . . . . . . . . . . . . . . .         66,982       66,982
                                                                 ------------  -----------
Commitments and contingencies

       Total liabilities . . . . . . . . . . . . . . . . . . .     16,061,883   16,290,438
                                                                 ------------  -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions  . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .     (4,035,239)  (4,023,132)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,962,978)  (1,962,978)
                                                                 ------------  -----------
                                                                   (5,997,217)  (5,985,110)
                                                                 ------------  -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs . . . . . . .     68,210,848   68,210,848
    Cumulative net earnings (losses) . . . . . . . . . . . . .     38,985,723   39,276,287
    Cumulative cash distributions. . . . . . . . . . . . . . .    (94,958,724) (94,958,724)
                                                                 ------------  -----------
                                                                   12,237,847   12,528,411
                                                                 ------------  -----------
       Total partners' capital accounts. . . . . . . . . . . .      6,240,630    6,543,301
                                                                 ------------  -----------
                                                                 $ 22,302,513   22,833,739
                                                                 ============  ===========

                 See accompanying notes to consolidated financial statements.
                                               4


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
                                                                  ===========   ==========




                 See accompanying notes to consolidated financial statements.
                                               5


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







                                               6


                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                       1996          1995
                                                                   -----------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (293,609)     (109,339)
                                                                   -----------   -----------

          Net cash provided by (used in) financing activities. . .    (293,609)     (109,339)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .    (222,962)    1,712,606

          Cash and cash equivalents, beginning of year . . . . . .   4,183,046     2,352,046
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 3,960,084     4,064,652
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $   408,271       416,331
  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========

















                 See accompanying notes to consolidated financial statements.
                                               7


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
                             =======   =======       =======

PLAZA/SEATTLE (BLANCHARD PLAZA)

     The Blanchard Plaza investment property currently operates at a small deficit. This deficit results from a modification of the property's mortgage note which provides for an annual cash flow payment to the lender which reduces the principal balance of the loan. The Partnership expects to continue to utilize the remaining proceeds from the sale of the Lynnhaven Mall to cover these operating deficits. The joint venture is currently marketing the Blanchard Plaza office building for sale. There can be no assurance that a sale of the property will occur. Also, it is currently expected that any such sale would result in the return of only a

                               8


modest portion of the Partnership's original cash invested in the property. The mortgage note was scheduled to mature December 1, 1995 and has since been extended to December 1, 1996. In the event that a sale cannot be consummated before such time, the Partnership expects to further extend the mortgage note or obtain other financing. Such extension or alternative financing may require the use of Partnership funds to partially pay down the outstanding balance of the mortgage loan. There can be no assurance that the joint venture will be able to further extend, refinance or obtain alternative financing for all or substantially all of the mortgage loan when the debt matures. If such a refinancing or sale cannot be achieved prior to such time, there is a substantial likelihood that the lender will realize upon its security and take title to the property. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

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


































                               9


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     At March 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,960,000. Such funds are available for capital improvements, future distributions to partners, payment of certain deferrals to affiliates of the General Partners and for working capital requirements including operating deficits and the possible paydown of the mortgage loan at the Blanchard Plaza office building.

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









                              10