Form 10-Q
period 1996-06-30
JMB INCOME PROPERTIES LTD IX
filed 1996-08-12
CIK 355472

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996 Commission file #0-12432




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





                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . .     10



PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     12

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     13





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                              JUNE 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                  JUNE 30,    DECEMBER 31,
                                                                    1996         1995
                                                                ------------- -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  1,795,915    4,183,046
  Interest, rents and other receivables. . . . . . . . . . . .        306,669       44,668
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .          --          15,457
                                                                 ------------  -----------

       Total current assets. . . . . . . . . . . . . . . . . .      2,102,584    4,243,171
                                                                 ------------  -----------

Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .        899,298      899,298
  Buildings and improvements . . . . . . . . . . . . . . . . .     26,105,619   26,075,228
                                                                 ------------  -----------

                                                                   27,004,917   26,974,526
  Less accumulated depreciation. . . . . . . . . . . . . . . .     14,226,601   13,726,829
                                                                 ------------  -----------
       Total investment property,
         net of accumulated depreciation . . . . . . . . . . .     12,778,316   13,247,697

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        688,910      740,785
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      4,358,631    4,602,086
                                                                 ------------  -----------
                                                                 $ 19,928,441   22,833,739
                                                                 ============  ===========

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 15,228,791   15,565,705
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        662,206      521,551
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        133,252      136,200
                                                                 ------------  -----------
       Total current liabilities . . . . . . . . . . . . . . .     16,024,249   16,223,456
Tenant security deposits . . . . . . . . . . . . . . . . . . .         63,309       66,982
                                                                 ------------  -----------
Commitments and contingencies

       Total liabilities . . . . . . . . . . . . . . . . . . .     16,087,558   16,290,438
                                                                 ------------  -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions  . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .     (4,054,097)  (4,023,132)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,962,978)  (1,962,978)
                                                                 ------------  -----------
                                                                   (6,016,075)  (5,985,110)
                                                                 ------------  -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs . . . . . . .     68,210,848   68,210,848
    Cumulative net earnings (losses) . . . . . . . . . . . . .     38,533,134   39,276,287
    Cumulative cash distributions. . . . . . . . . . . . . . .    (96,887,024) (94,958,724)
                                                                 ------------  -----------
                                                                    9,856,958   12,528,411
                                                                 ------------  -----------
       Total partners' capital accounts. . . . . . . . . . . .      3,840,883    6,543,301
                                                                 ------------  -----------
                                                                 $ 19,928,441   22,833,739
                                                                 ============  ===========




                 See accompanying notes to consolidated financial statements.




                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         -------------------------- ------------------------
                                               1996         1995        1996         1995
                                           -----------   ----------   ---------   ----------
Income:
  Rental income. . . . . . . . . . . . . .  $  648,618      803,904   1,382,474    1,633,275
  Interest income. . . . . . . . . . . . .      36,581       60,482      89,745      120,296
                                            ----------   ----------   ---------   ----------
                                               685,199      864,386   1,472,219    1,753,571
                                            ----------   ----------   ---------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     400,156      415,275     808,096      831,345
  Depreciation . . . . . . . . . . . . . .     250,012      249,428     499,772      498,856
  Property operating expenses. . . . . . .     348,208      351,777     707,400      713,790
  Professional services. . . . . . . . . .      20,235       20,300      55,268       54,600
  Amortization of deferred expenses. . . .      35,071       37,459      69,271       74,916
  General and administrative . . . . . . .      34,964       39,301     106,530       65,682
                                            ----------   ----------   ---------   ----------
                                             1,088,646    1,113,540   2,246,337    2,239,189
                                            ----------   ----------   ---------   ----------
         Operating earnings (loss) . . . .    (403,447)    (249,154)   (774,118)    (485,618)
Partnership's share of earnings
  (loss) from operations of
  unconsolidated venture . . . . . . . . .       --         (91,591)      --        (314,976)
                                            ----------   ----------   ---------   ----------
         Net earnings (loss) . . . . . . .  $ (403,447)    (340,745)   (774,118)    (800,594)
                                            ==========   ==========   =========   ==========
         Net earnings (loss) per
           limited partnership
           interest. . . . . . . . . . . .  $    (5.02)       (4.24)      (9.63)       (9.96)
                                            ==========   ==========   =========   ==========
         Cash distributions per
           limited partnership
           interest. . . . . . . . . . . .  $    25.00        --          25.00        --
                                            ==========   ==========   =========   ==========

                 See accompanying notes to consolidated financial statements.




                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $  (774,118)     (800,594)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     499,772       498,856
    Amortization of deferred expenses. . . . . . . . . . . . . . .      69,271        74,916
    Partnership's share of loss from operations
      of unconsolidated venture. . . . . . . . . . . . . . . . . .       --          314,976
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .    (262,001)       16,034
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .      15,457        15,351
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     243,455       133,981
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     140,655      (212,963)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (2,948)         (528)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .      (3,673)      (16,633)
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .     (74,130)       23,396
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .       --         (113,866)
  Additions to investment property . . . . . . . . . . . . . . . .     (30,391)      (35,875)
  Partnership's contributions to unconsolidated venture. . . . . .       --         (137,044)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (17,396)     (104,888)
                                                                   -----------   -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . . . . . . .     (47,787)     (391,673)
                                                                   -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (336,914)     (139,876)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (1,928,300)        --
                                                                   -----------   -----------

          Net cash provided by (used in) financing activities. . .  (2,265,214)     (139,876)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .  (2,387,131)     (508,153)

          Cash and cash equivalents, beginning of year . . . . . .   4,183,046     2,352,046
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 1,795,915     1,843,893
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $   811,044       831,873
  Non-cash investing and financing activities. . . . . . . . . . . $    --             --
                                                                   ===========   ===========

















                 See accompanying notes to consolidated financial statements.




               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    JUNE 30, 1996 AND 1995

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

     Certain amounts in the 1995 consolidated financial statements have been reclassed to conform to the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the Managing General Partner and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 are as follows:

                                                   Unpaid at
                                                   June 30,
                               1996      1995        1996
                             -------    ------   -------------
Property management and
  leasing fees . . . . . .   $  --        --         467,897
Reimbursement (at cost)
  for out-of-pocket salary,
  salary-related expenses
  and other costs for the
  Partnership and its
  investment property. . .    18,074    45,354        13,129
                             -------   -------       -------

                             $18,074    45,354       481,026
                             =======   =======       =======


PLAZA/SEATTLE (BLANCHARD PLAZA)

     The Blanchard Plaza investment property currently operates at a small deficit. This deficit results from a modification of the property's mortgage note which provides for an annual cash flow payment to the lender which reduces the principal balance of the loan. The Partnership expects to continue to utilize the remaining proceeds from the sale of the Lynnhaven Mall to cover these operating deficits. The joint venture is actively marketing the Blanchard Plaza office building for sale. There can be no assurance that a sale of the property will occur. Also, it is currently expected that any such sale would result in the return of only a modest portion of the Partnership's original cash invested in the property. The mortgage note was scheduled to mature December 1, 1995 and has since been extended to December 1, 1996. In the event that a sale cannot be consummated before such time, the joint venture would seek to further extend the mortgage note or obtain other financing. Such extension or alternative financing may require the use of Partnership funds to partially pay down the outstanding balance of the mortgage loan. There can be no assurance that the joint venture will be able to further extend, refinance or obtain alternative financing for all or substantially all of the mortgage loan when the debt matures. If such a refinancing or sale cannot be achieved prior to such time, the lender may realize upon its security and take title to the property. This action would result in a gain for financial reporting and Federal income tax purposes with no corresponding distributable proceeds.

     The joint venture received notification from the General Services Administration ("GSA"), a major tenant at the property, that it was due approximately $423,000 in minimum rent credits relating to the alleged overpayment of real estate taxes from 1989 to 1995. Although, the joint venture disputed this claim, the GSA began offsetting its monthly rent payments in January 1996 in an amount equal to 1/12 of the amount in dispute. The joint venture filed an appeal with the General Services Board of Contract Appeals. Subsequent to June 30, 1996, the joint venture executed an agreement in settlement of this claim, whereby GSA is allowed to withhold the settlement amount from rental payments in 1996. The joint venture is bound by a confidentiality provision in the settlement agreement which does not permit disclosure of the terms of the settlement; however, the joint venture believes the settlement was in the best interest of the joint venture and has reflected the portion of the settlement relating to the first six months of 1996 in the accompanying consolidated financial statements.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 (assuming the Partnership continues as a going concern).



PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3,379 Interests in the Partnership at between $50 and $60 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 1,508 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     At June 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,796,000. Such funds are available for capital improvements, future distributions to partners, payment of certain deferrals to affiliates of the General Partners and for working capital requirements including operating deficits and the possible paydown of the mortgage loan at the Blanchard Plaza office building.

     There is substantial doubt about the Partnership's ability to continue as a going concern due to the mortgage indebtedness secured by the Partnership's final remaining property maturing in December 1996.

     After reviewing Blanchard Plaza and the marketplace in which it operates, the General Partners of the Partnership expect to liquidate this asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the Blanchard Plaza property is sold or disposed of in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and corresponding decrease in current portion of long-term debt at June 30, 1996 as compared to December 31, 1995 is primarily due to a principal payment of annual net cash flow (as defined) for the Blanchard Plaza investment property in the amount of $255,800, which was paid in March 1996. Also contributing to the decrease in cash and cash equivalents was the payment of a distribution to the limited partners in the amount of $1,928,300 in May 1996.

     The increase in interest, rents and other receivables at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of collections at the Blanchard Plaza investment property and the Blanchard Plaza investment property accruing the monthly rent offsets taken by its major tenant (GSA) in conjunction with the settlement of GSA's claim as described in Notes to Consolidated Financial Statements.

     The decrease in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to lower average occupancy and to the Partnership recognizing rental income for certain major tenant leases at the Blanchard Plaza investment property over the life of the lease rather than as due per the terms of their respective leases. Also contributing to the decrease in rental income is the settlement of GSA's claim, under which GSA was allowed to withhold a portion of its 1996 rental payments for the alleged overpayment of real estate taxes for the period 1989 through 1995.

     The increase in general and administrative expenses for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to the Partnership engaging independent third parties to perform certain administrative services for the Partnership beginning in October 1995.

     The decrease in Partnership's share of loss from operations of unconsolidated venture for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to the disposition of the unconsolidated venture property due to the lender realizing upon its security for its non-recourse loan related to the Town and Country Center investment property in December 1995.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels for the Partnership's investment property owned during 1996.

                                         1995                            1996
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  Blanchard Plaza Building
      Seattle, Washington       96%      95%      91%       92%    90%    92%






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

              JMB INCOME PROPERTIES, LTD.-IX

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:August 9, 1996