Form 10-Q
period 1996-09-30
JMB INCOME PROPERTIES LTD IX
filed 1996-11-12
CIK 355472

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996Commission file #0-12432




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




                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements. . . . . . . . . . . .      3

Item 2.  Management's Discussion and
         Analysis of Financial Condition and
         Results of Operations . . . . . . . . . . .     10



PART II  OTHER INFORMATION


Item 5.  Other Information . . . . . . . . . . . . .     13

Item 6.  Exhibits and Reports on Form 8-K. . . . . .     14






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                                  CONSOLIDATED BALANCE SHEETS

                           SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------

                                                                SEPTEMBER 30, DECEMBER 31,
                                                                    1996         1995
                                                                ------------- -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $  1,779,168    4,183,046
  Interest, rents and other receivables. . . . . . . . . . . .        174,885       60,125
                                                                 ------------  -----------

       Total current assets. . . . . . . . . . . . . . . . . .      1,954,053    4,243,171
                                                                 ------------  -----------

Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . .        899,298      899,298
  Buildings and improvements . . . . . . . . . . . . . . . . .     26,250,871   26,075,228
                                                                 ------------  -----------

                                                                   27,150,169   26,974,526
  Less accumulated depreciation. . . . . . . . . . . . . . . .     14,226,601   13,726,829
                                                                 ------------  -----------
       Total investment property,
         net of accumulated depreciation . . . . . . . . . . .     12,923,568   13,247,697

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        700,582      740,785
Accrued rents receivable . . . . . . . . . . . . . . . . . . .      4,236,903    4,602,086
                                                                 ------------  -----------
                                                                 $ 19,815,106   22,833,739
                                                                 ============  ===========

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . .   $ 15,182,060   15,565,705
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .        699,820      521,551
  Accrued interest . . . . . . . . . . . . . . . . . . . . . .        132,843      136,200
                                                                 ------------  -----------
       Total current liabilities . . . . . . . . . . . . . . .     16,014,723   16,223,456
Tenant security deposits . . . . . . . . . . . . . . . . . . .         70,793       66,982
                                                                 ------------  -----------
Commitments and contingencies

       Total liabilities . . . . . . . . . . . . . . . . . . .     16,085,516   16,290,438
                                                                 ------------  -----------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions  . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .     (4,058,548)  (4,023,132)
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,962,978)  (1,962,978)
                                                                 ------------  -----------
                                                                   (6,020,526)  (5,985,110)
                                                                 ------------  -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs . . . . . . .     68,210,848   68,210,848
    Cumulative net earnings (losses) . . . . . . . . . . . . .     38,426,292   39,276,287
    Cumulative cash distributions. . . . . . . . . . . . . . .    (96,887,024) (94,958,724)
                                                                 ------------  -----------
                                                                    9,750,116   12,528,411
                                                                 ------------  -----------
       Total partners' capital accounts. . . . . . . . . . . .      3,729,590    6,543,301
                                                                 ------------  -----------
                                                                 $ 19,815,106   22,833,739
                                                                 ============  ===========



                 See accompanying notes to consolidated financial statements.




                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)
                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30              SEPTEMBER 30
                                         -------------------------- ------------------------
                                               1996         1995        1996         1995
                                           -----------   ----------   ---------   ----------
Income:
  Rental income. . . . . . . . . . . . . .  $  746,773      767,400   2,129,247    2,400,675
  Interest income. . . . . . . . . . . . .      17,353       58,573     107,098      178,869
                                            ----------   ----------   ---------   ----------
                                               764,126      825,973   2,236,345    2,579,544
                                            ----------   ----------   ---------   ----------
Expenses:
  Mortgage and other interest. . . . . . .     398,941      414,459   1,207,037    1,245,804
  Depreciation . . . . . . . . . . . . . .       --         249,427     499,772      748,283
  Property operating expenses. . . . . . .     388,835      384,997   1,096,235    1,098,787
  Professional services. . . . . . . . . .      17,063        5,295      72,331       59,895
  Amortization of deferred expenses. . . .      28,024       37,456      97,295      112,372
  General and administrative . . . . . . .      42,556       34,673     149,086      100,355
                                            ----------   ----------   ---------   ----------
                                               875,419    1,126,307   3,121,756    3,365,496
                                            ----------   ----------   ---------   ----------
         Operating earnings (loss) . . . .    (111,293)    (300,334)   (885,411)    (785,952)
Partnership's share of earnings
  (loss) from operations of
  unconsolidated venture . . . . . . . . .       --      (7,320,225)      --      (7,635,201)
                                            ----------   ----------   ---------   ----------
         Net earnings (loss) . . . . . . .  $ (111,293)  (7,620,559)   (885,411)  (8,421,153)
                                            ==========   ==========   =========   ==========
         Net earnings (loss) per
           limited partnership
           interest. . . . . . . . . . . .  $    (1.39)      (94.85)     (11.02)     (104.81)
                                            ==========   ==========   =========   ==========
         Cash distributions per
           limited partnership
           interest. . . . . . . . . . . .  $    --           --          25.00        --
                                            ==========   ==========   =========   ==========

                 See accompanying notes to consolidated financial statements.




                               JMB INCOME PROPERTIES, LTD. - IX
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                          (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . $  (885,411)   (8,421,153)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     499,772       748,283
    Amortization of deferred expenses. . . . . . . . . . . . . . .      97,295       112,372
    Partnership's share of loss from operations
      of unconsolidated venture. . . . . . . . . . . . . . . . . .       --        7,635,201
  Changes in:
    Interest, rents and other receivables. . . . . . . . . . . . .    (114,760)       23,366
    Accrued rents receivable . . . . . . . . . . . . . . . . . . .     365,183       200,972
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     178,269      (102,399)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . .      (3,357)         (802)
    Tenant security deposits . . . . . . . . . . . . . . . . . . .       3,811       (16,633)
                                                                   -----------   -----------
          Net cash provided by (used in) operating activities. . .     140,802       179,207
                                                                   -----------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term
    investments. . . . . . . . . . . . . . . . . . . . . . . . . .       --        1,688,162
  Additions to investment property . . . . . . . . . . . . . . . .    (175,643)      (36,079)
  Partnership's contributions to unconsolidated venture. . . . . .       --         (262,764)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .     (57,092)     (112,414)
                                                                   -----------   -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . . . . . . .    (232,735)    1,276,905
                                                                   -----------   -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . .    (383,645)     (171,222)
  Distributions to limited partners. . . . . . . . . . . . . . . .  (1,928,300)        --
                                                                   -----------   -----------

          Net cash provided by (used in) financing activities. . .  (2,311,945)     (171,222)
                                                                   -----------   -----------
          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . . . . . . . .  (2,403,878)    1,284,890

          Cash and cash equivalents, beginning of year . . . . . .   4,183,046     2,352,046
                                                                   -----------   -----------

          Cash and cash equivalents, end of period . . . . . . . . $ 1,779,168     3,636,936
                                                                   ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . $ 1,210,394     1,246,606
                                                                   ===========   ===========

  Non-cash investing and financing activities. . . . . . . . . . . $     --            --
                                                                   ===========   ===========















                 See accompanying notes to consolidated financial statements.




               JMB INCOME PROPERTIES, LTD. - IX
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURE

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1996 AND 1995

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

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the Managing General Partner and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 are as follows:

                                                   Unpaid at
                                                 September 30,
                               1996      1995        1996
                             -------    ------   -------------
Property management and
  leasing fees . . . . . .   $  --        --         388,017
Reimbursement (at cost)
  for out-of-pocket salary,
  salary-related expenses
  and other costs for the
  Partnership and its
  investment property. . .    26,488    62,720        16,819
                             -------   -------       -------

                             $26,488    62,720       404,836
                             =======   =======       =======

PLAZA/SEATTLE (BLANCHARD PLAZA)

     On October 17, 1996, the joint venture sold the Blanchard Plaza investment property to an unaffiliated third party for $26,100,000, all of which was received (less closing costs) in cash at closing. After repayment in full of the outstanding mortgage loan secured by the property, with a principal balance of approximately $15,166,000 at the date of sale and the payment of closing costs related to the sale, the joint venture received net sale proceeds of approximately $9,904,000. As a result of the sale, the venture expects to recognize in 1996 a gain of approximately $11,960,000 and $16,750,000 for financial reporting and Federal income tax purposes, respectively, of which substantially all of such amounts will be allocated to the Partnership pursuant to the venture agreement. In addition, pursuant to the venture agreement, all of the net proceeds from the sale are allocable to the Partnership. As this is the last investment property of the Partnership, the Partnership currently intends to make a final liquidating distribution in cash of approximately $120.00 per interest in late 1996 and then proceed to terminate its affairs as of December 31, 1996.

     In connection with the liquidation and termination of the Partnership, the Managing General Partner currently intends to cause the formation of a liquidating trust on or before December 31,1996, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.

     Due to the above, the property was classified as held for sale or disposition as of July 1, 1996, and therefore, was not subject to continued depreciation. The accompanying consolidated financial statements include $2,144,022 and $2,411,857 of revenues and $1,096,235 and $1,098,787 of operating expenses relative to the property for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $12,923,567 and $13,247,696 at September 30, 1996 and December 31, 1995, respectively.

     The Blanchard Plaza investment property had been operating at a small deficit. This deficit resulted from a modification of the property's mortgage note which provided for an annual cash flow payment to the lender which reduced the principal balance of the loan. The Partnership had used a portion of the remaining proceeds from the sale of the Lynnhaven Mall to cover these operating deficits. In 1995, the joint venture had received notification from the General Services Administration ("GSA"), a major tenant at the property, that it was due approximately $423,000 in minimum rent credits relating to the alleged overpayment of real estate taxes from 1989 to 1995. Although the joint venture disputed this claim, the GSA began offsetting its monthly rent payments in January 1996 in an amount equal to 1/12 of the amount in dispute. The joint venture filed an appeal with the General Services Board of Contract Appeals. During the third quarter of 1996, the joint venture executed an agreement in settlement of this claim whereby GSA was allowed to withhold the settlement amount from rental payments in 1996. The joint venture is bound by a confidentiality provision in the settlement agreement which does not permit disclosure of the terms of the settlement; however, the joint venture believes the settlement was in the best interest of the joint venture.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.



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

     At September 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $1,779,000. Such funds were available for payment of certain deferrals to affiliates of the General Partners and for working capital requirements. Such remaining funds and the proceeds from the sale of the Blanchard Plaza investment property are expected to be used to wind up the affairs of the Partnership and to make a final liquidating distribution to the partners. Such distribution, currently expected to be approximately $120.00 per interest, is planned for late 1996 at which time the Partnership is expected to terminate.

     In connection with the liquidation and termination of the Partnership, the Managing General Partner currently intends to cause the formation of a liquidating trust on or before December 31,1996, in which all of the Partnership's remaining assets, subject to liabilities, will be transferred. The initial trustees of the liquidating trust are expected to be individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year, subject to extension under certain circumstances.



RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is primarily due to the payment of a distribution to the limited partners in the amount of $1,928,300 in May, 1996. Also contributing to the decrease in cash and cash equivalents was a principal payment to the mortgage lender of annual net cash flow (as defined) for the Blanchard Plaza investment property in the amount of $255,800, which was paid in March,1996.

     The increase in interest, rents and other receivables at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of collections at the Blanchard Plaza investment property.

     The decrease in accrued rents receivable at September 30, 1996 as compared to December 31, 1995 is primarily due to the Partnership recognizing rental income for certain major tenant leases at the Blanchard Plaza investment property over the life of the lease rather than as due per the terms of their respective leases.

     The increase in accounts payable at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payments for property operating expenses at the Blanchard Plaza investment property.

     The decrease in rental income for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to lower average occupancy and to the Partnership recognizing rental income for certain major tenant leases at the Blanchard Plaza investment property over the life of the lease rather than as due per the terms of their respective leases. Also contributing to the decrease in rental income is the settlement of GSA's claim, under which GSA was allowed to withhold a portion of its 1996 rental payments for the alleged overpayment of real estate taxes for the period 1989 through 1995.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to a decrease in the average invested cash balances in 1996 due to a distribution to the limited partners in the amount of $1,928,300 in May 1996.

     The decrease in depreciation expense for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is attributable to the suspension of depreciation as of July 1, 1996 on Blanchard Plaza investment property, as such property was classified as held for sale as of July 1, 1996.

     The increase in professional services for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to expenses incurred in connection with the tender offer matters as discussed above.

     The decrease in amortization of deferred expenses for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to decreased amortization of capitalized leasing costs at the Blanchard Plaza investment property.

     The increase in general and administrative expenses for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to the Partnership engaging independent third parties to perform certain administrative services for the Partnership beginning in October 1995.

     The decrease in Partnership's share of loss from operations of unconsolidated venture for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is primarily due to the provision for value impairment recorded in 1995 related to the Town and Country Center investment property and the subsequent transfer of title to the property to the mortgage lender in December 1995 in full satisfaction of the mortgage loan.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                           OCCUPANCY

     The following is a listing of approximate physical occupancy levels for the Partnership's investment property owned during 1996.

                                         1995                            1996
                          -------------------------------------------------------------------
                                At       At       At        At     At     At      At     At
                               3/31     6/30     9/30     12/31   3/31   6/30    9/30  12/31
                               ----     ----     ----     -----   ----   ----   -----  -----
1.  Blanchard Plaza Building
      Seattle, Washington       96%      95%      91%       92%    90%    92%     93%


     Reference is made to the Notes to Consolidated Financial Statements for a description of the sale of this investment property in October, 1996.




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

          27.   Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.







                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              JMB INCOME PROPERTIES, LTD.-IX

              BY:  JMB Realty Corporation
                   (Managing General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Senior Vice President
                   Date:November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        GAILEN J. HULL
                        Gailen J. Hull, Principal Accounting Officer
                   Date:November 8, 1996