Form 10-K
period 1996-12-31
JMB INCOME PROPERTIES LTD IX
filed 1997-03-27
CIK 355472

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996                   Commission file number 0-12432


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





                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    3

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .    5


PART II

Item 5.       Market for the Partnership's Limited
              Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    5

Item 6.       Selected Financial Data. . . . . . . . . . . . .    6

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .    8

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   11

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   31


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   31

Item 11.      Executive Compensation . . . . . . . . . . . . .   34

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   35

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   36


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   36


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .   38











                                       i




                                    PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd.-IX (the "Partnership"), was a limited partnership formed in 1981 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest primarily in improved income-producing commercial real property. The Partnership sold $77,127,000 in Limited Partnership Interests (the "Interests") commencing on April 14, 1982, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-73991). A total of 77,127 Interests were sold to the public at $1,000 per Interest. The holders of 25,599 Interests were admitted to the Partnership in fiscal 1982; the holders of 51,528 Interests were admitted to the Partnership in fiscal 1983. The offering closed on May 10, 1983. Included in the 77,127 Limited Partnership Interests subscribed and issued were 382 Interests which belonged to an affiliate of the lead underwriter in consideration of consulting services in connection with the organization of the Partnership. No Limited Partner made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it had no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. The Partnership made a final liquidating distribution of $12,328,192 on December 31, 1996 to the Holders of Interests including $895,661 paid to a liquidating trust established for the benefit of the Holders of Interests, and terminated its operations and dissolved the Partnership effective December 31, 1996. At the sale of a particular property, the proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. (Reference is also made to Item 7.)

     The Partnership made the real property investments set forth in the following table:






                                                                       SALE OR
NAME, TYPE OF PROPERTY                              DATE OF          DISPOSITION
    AND LOCATION                   SIZE            PURCHASE             DATE             TYPE OF OWNERSHIP
----------------------        --------------       --------         ------------         ---------------------
Lynnhaven Mall
 shopping center
 Virginia Beach,
 Virginia. . . . . . . .      567,000 sq. ft.      12-17-81            6-28-90           fee ownership of land
                                                                                         and improvements
                                                                                         (through joint venture
                                                                                          partnership)
Town & Country
 Center
 shopping center
 Houston, Texas. . . . .     370,000 sq. ft.        2-16-83            12-5-95           fee ownership of land
                                  g.l.a.                                                 and improvements
                                                                                         (through joint venture
                                                                                         partnerships) (b)
Blanchard Plaza
 Building
 office building
 Seattle, Washington . .      237,000 sq. ft.       7-29-83           10-17-96           fee ownership of land
                                  n.r.f.                                                 and improvements
                                                                                         (through joint venture
                                                                                         partnership) (a)
Towne Square
 Mall
 shopping center
 Owensboro,
 Kentucky. . . . . . . .      357,000 sq. ft.       3-1-84             8-13-87           fee ownership of land
                                  g.l.a.                                                 and improvements
                                                                                         (through joint venture
                                                                                         partnerships)

---------------

      (a)   Reference is made to the Notes for a description of the joint venture partnership through which the
Partnership made this real property investment, for a description of the former long-term mortgage indebtedness secured by this property, and the disposition of this property in October 1996.

      (b)   The Partnership, through its unconsolidated joint venture investment, disposed of this property in
December 1995.





     The Partnership's former real property investments were subject to competition from similar types of properties (including properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants in markets where significant vacancies were present. Approximate occupancy levels for the property owned in 1996 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of such properties on the basis of effective rents, tenant allowances and service provided to tenants.

     On October 17, 1996, the Partnership, through Plaza/Seattle Limited Partnership, sold the Blanchard Plaza Office Building which was the last remaining investment property of the Partnership. Reference is made to
Item 7 below and to the Notes for a further description of such transaction.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership owned through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment property owned during 1996:





                                                                    1995                         1996
                                                          -------------------------    -------------------------
                                                          At     At     At      At     At     At     At      At
                                  Principal Business     3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  ------------------     ----   ----   ----   -----   ----   ----  -----   -----

1. Blanchard Plaza
     Building
     Seattle,                     Government
     Washington. . . . . . . . .  Agency                  96%    95%    91%     92%    90%    92%    93%    N/A
----------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1995.



                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 6,520 record holders of Interests in the Partnership. On December 31, 1996, the Partnership made a liquidating distribution to its limited partners including amounts to a liquidating trust established for the benefit of the Holders of Interests and subsequently terminated its operations and dissolved the Partnership effective December 31, 1996.
There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Managing General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.







ITEM 6.  SELECTED FINANCIAL DATA

                                           JMB INCOME PROPERTIES, LTD. - IX
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                 YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                AND YEARS ENDED DECEMBER 31, 1995, 1994, 1993 AND 1992
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1996            1995            1994           1993           1992
                             -------------    ------------    -----------    ------------   ------------
Total income . . . . . . . .  $  2,714,503       3,578,414      3,471,957       3,507,814      3,734,975
                              ============     ===========    ===========      ==========    ===========
Operating earnings
 (loss). . . . . . . . . . .  $   (852,508)       (785,583)      (878,770)       (804,134)   (11,729,915)
Partnership's share
 of earnings (loss)
 from operations
 of unconsolidated
 venture . . . . . . . . . .         --         (2,764,587)      (805,364)       (546,299)      (592,110)
Venture partners'
 share of ventures'
 operations. . . . . . . . .         --              --             --              --           545,692
                              ------------     -----------    -----------      ----------    -----------
Net operating
 earnings (loss) . . . . . .      (852,508)     (3,550,170)    (1,684,134)     (1,350,433)   (11,776,333)

Gain on sale of
 investment property . . . .     7,415,169           --             --              --             --
Partnership's share of
 gain from disposition
 of unconsolidated
 venture property. . . . . .         --            908,413          --              --              --
                              ------------     -----------    -----------      ----------    -----------
Net earnings (loss). . . . .  $  6,562,661      (2,641,757)    (1,684,134)     (1,350,433)   (11,776,333)
                              ============     ===========    ===========      ==========    ===========






                                           JMB INCOME PROPERTIES, LTD. - IX
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                  YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                          AND YEARS ENDED DECEMBER 31, 1995, 1994, 1993 AND 1992 - CONTINUED



                                  1996            1995            1994           1993           1992
                             -------------    ------------    -----------    ------------   ------------

Net earnings (loss)
 per Interest (b):
  Net operating
   earnings (loss) . . . . .  $     (10.61)         (44.19)        (20.96)         (16.81)       (146.57)
  Gain on sale of
   investment property . . .         26.95           --             --              --             --
  Partnership's share of
   gain from disposition
   of unconsolidated
   venture property. . . . .         --              11.66          --             --              --
                              ------------     -----------    -----------     -----------    -----------
Net earnings (loss). . . . .  $      16.34          (32.53)        (20.96)         (16.81)       (146.57)
                              ============     ===========    ===========     ===========    ===========
Total assets . . . . . . . .  $ 12,328,192      22,833,739     26,023,257      27,272,244     28,983,906
Long-term debt, less
 current portion . . . . . .  $      --              --             --         15,870,048     15,981,566
Cash distributions
 per Interest (c). . . . . .  $      25.00           --             --               3.00           8.15
                              ============     ===========    ===========     ===========    ===========


       (a)    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this annual report.

       (b)    The net earnings (loss) per Interest is based on the number of Interests outstanding at the end of each period (77,132).

       (c)    Cash distributions from the Partnership were generally not equal to Partnership income (loss) for either financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the
Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited
Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $68,000,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital reserves. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     During the second quarter of 1996 some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 3,379 Interests in the Partnership at between $50 and $60 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June, such offer expired with approximately 1,508 Interests being purchased by such unaffiliated third party pursuant to such offer. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     In connection with the liquidation and termination of the Partnership, the Managing General Partner formed a liquidating trust into which all of the Partnership's remaining assets of $895,661, subject to liabilities, were transferred by means of the final liquidating distribution on December 31, 1996. Such transferred amount represents the maximum estimated potential obligation (including administrative costs) of the Partnership due to certain representations and warranties issued to the buyer of the Blanchard Plaza investment property. Although there can be no assurance, the Partnership does not expect to incur any amounts in connection with such representations and warranties. The initial trustees of the liquidating trust are individuals who are officers of the Managing General Partner. Each Holder of Interests in the Partnership is deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust will permit the realization of substantial cost savings in administrative and other expenses until the remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust is expected to be in existence for approximately one year (concurrent with the scheduled expiration of the Blanchard sale representations and warranties), subject to extension under certain circumstances.

PLAZA/SEATTLE (BLANCHARD PLAZA)

     On October 17, 1996, the joint venture sold the Blanchard Plaza investment property to an unaffiliated third party for $26,100,000, all of which was received (less closing costs and prorations) in cash at closing. After repayment in full of the outstanding mortgage loan secured by the property, with a principal balance of approximately $15,166,000 at the date of sale and the payment of closing costs related to the sale, the joint venture received net sale proceeds of approximately $9,903,000. As a result of the sale, the venture recognized in 1996 a gain of approximately $7,415,000 and $16,222,000 for financial reporting and Federal income tax purposes, respectively, substantially all of which has been allocated to the Partnership pursuant to the venture agreement. In addition, pursuant to the venture agreement, all of the net proceeds from the sale are allocable to the Partnership. As this was the last investment property of the Partnership, the Partnership made the final liquidating distribution of $12,328,192 ($148.96 per Interest paid directly to the Holders of Interests) in December 1996 and has terminated its affairs as of December 31, 1996.

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

TOWN AND COUNTRY CENTER

     During December 1995, the lender realized upon its security for its non-recourse loan, which included the land, buildings and related improvements of the Town and Country Center.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to the retention of the net proceeds from the sale of the Blanchard Plaza office building in October 1996 for the final liquidating distribution to the Holders of Interests including amounts to the liquidating trust as described above.

     The decrease in interest, rents and other receivables, land, buildings and improvements, accumulated depreciation, deferred expenses, accrued rents receivable, accounts payable, accrued interest, current portion of long-term debt, and tenant security deposits at December 31, 1996 as compared to December 31, 1995 is due to the October 1996 sale of the Blanchard Plaza Office Building.

     The decrease in rental income, mortgage and other interest, property operating expenses, and amortization of deferred expenses for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 is due to the October 1996 sale of the Blanchard Plaza Office Building as described above. The decrease in property operating expenses for 1996 was partially offset by higher real estate taxes (partially recoverable from tenants) and certain expenses related to the settlement of the rent dispute with a major tenant as discussed further in the Notes.

     The increase in interest income for the years ended December 31, 1996 and 1995 as compared to the year ended December 31, 1994 is primarily due to the increase in average balances of U.S. Government obligations held by the Partnership during 1996 and 1995.

     The decrease in depreciation expense for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 is primarily due to the suspension of depreciation as of July 1, 1996 on the Blanchard Plaza investment property, as such property was classified as held for sale as of July 1, 1996 and was subsequently sold in October 1996.

     The increase in amortization of deferred expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the 1995 amortization of lease commissions previously deferred at the Blanchard Plaza office building in December 1994.

     The increase in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to higher costs associated with procedures required to facilitate the termination of the Partnership and the engaging of independent third parties to perform certain administrative services for the Partnership beginning in October 1995. The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates.




     The decrease for 1996 as compared to 1995 and the increase for 1995 as compared to 1994 in Partnership's share of loss from operations of unconsolidated venture and the Partnership's share of gain from the disposition of unconsolidated venture property is due to the lender realizing upon its security for its non-recourse loan related to the Town & Country Center investment property in December 1995.

     The gain on sale of investment property at December 31, 1996 is due to the October 1996 sale of the Blanchard Plaza Office Building as described above.

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






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       JMB INCOME PROPERTIES, LTD. - IX
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE


                                     INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 (immediately prior to the final liquidating distribution) and December 31, 1995

Consolidated Statements of Operations, year ended December 31,
  1996 (immediately prior to the final liquidating distribution), and years ended December 31, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), year ended December 31, 1996 (immediately prior to the final liquidating distribution), and years ended December 31, 1995 and 1994

Consolidated Statements of Cash Flows, year ended December 31,
  1996 (immediately prior to the final liquidating distribution), and years ended December 31, 1995 and 1994

Notes to Consolidated Financial Statements


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.















                         INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - IX:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - IX (a limited partnership) and Consolidated Venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - IX and Consolidated Venture as of December 31, 1996 (immediately prior to the final liquidating distribution) and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                              KPMG PEAT MARWICK LLP


Chicago, Illinois
February 14, 1997






                                           JMB INCOME PROPERTIES, LTD. - IX
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                              CONSOLIDATED BALANCE SHEETS

             DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION) AND DECEMBER 31, 1995

                                                        ASSETS
                                                        ------
                                                                                    1996               1995
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $ 12,328,192         4,183,046
  Interest, rents and other receivables. . . . . . . . . . . . . . . . . .             --               60,125
                                                                                ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .        12,328,192         4,243,171
                                                                                ------------       -----------

Investment property at cost:
      Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              899,298
      Buildings and improvements . . . . . . . . . . . . . . . . . . . . .             --           26,075,228
                                                                                ------------       -----------

                                                                                       --           26,974,526
      Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .             --           13,726,829
                                                                                ------------       -----------

          Total investment property net of accumulated depreciation. . . .             --           13,247,697

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              740,785
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .             --            4,602,086
                                                                                ------------       -----------

                                                                                $ 12,328,192        22,833,739
                                                                                ============       ===========






                                           JMB INCOME PROPERTIES, LTD. - IX
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                    1996               1995
                                                                                ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $      --           15,565,705
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              521,551
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              136,200
                                                                                ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .             --           16,223,456
Tenant security deposits.. . . . . . . . . . . . . . . . . . . . . . . . .             --               66,982
                                                                                ------------       -----------

Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .             --           16,290,438
                                                                                ------------       -----------
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .           683,741             1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .         1,279,237        (4,023,132)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (1,962,978)       (1,962,978)
                                                                                ------------       -----------
                                                                                       --           (5,985,110)
                                                                                ------------       -----------
  Limited partners (77,132 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . .        68,210,848        68,210,848
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . . . .        40,536,579        39,276,287
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (96,419,235)      (94,958,724)
                                                                                ------------       -----------
                                                                                  12,328,192        12,528,411
                                                                                ------------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . .        12,328,192         6,543,301
                                                                                ------------       -----------

                                                                                $ 12,328,192        22,833,739
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




                                           JMB INCOME PROPERTIES, LTD. - IX
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                      AND YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                  1996             1995                1994
                                                              -----------      ------------        -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $ 2,501,349         3,347,348          3,289,697
  Interest income. . . . . . . . . . . . . . . . . . . .          213,154           231,066            182,260
                                                              -----------      ------------        -----------
                                                                2,714,503         3,578,414          3,471,957
                                                              -----------      ------------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        1,300,361         1,625,277          1,665,300
  Depreciation . . . . . . . . . . . . . . . . . . . . .          499,772           998,577            970,404
  Property operating expenses. . . . . . . . . . . . . .        1,320,618         1,338,538          1,373,742
  Professional services. . . . . . . . . . . . . . . . .          105,751            86,633            119,198
  Amortization of deferred expenses. . . . . . . . . . .           89,838           151,519            109,246
  General and administrative . . . . . . . . . . . . . .          250,671           163,453            112,837
                                                              -----------      ------------        -----------
                                                                3,567,011         4,363,997          4,350,727
                                                              -----------      ------------        -----------
          Operating earnings (loss). . . . . . . . . . .         (852,508)         (785,583)          (878,770)
Partnership's share of earnings (loss) from
 operations of unconsolidated venture. . . . . . . . . .            --           (2,764,587)          (805,364)
                                                              -----------      ------------        -----------
          Net operating earnings
            (loss) . . . . . . . . . . . . . . . . . . .         (852,508)       (3,550,170)        (1,684,134)
                                                              -----------      ------------        -----------
Partnership's share of gain from
 disposition of unconsolidated
 venture property. . . . . . . . . . . . . . . . . . . .            --              908,413              --
Gain on sale of investment property. . . . . . . . . . .        7,415,169             --                 --
                                                              -----------      ------------        -----------
          Net earnings (loss). . . . . . . . . . . . . .      $ 6,562,661        (2,641,757)        (1,684,134)
                                                              ===========      ============        ===========




                                           JMB INCOME PROPERTIES, LTD. - IX
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED




                                                                  1996             1995                1994
                                                              -----------      ------------        -----------

          Net earnings (loss) per limited
           partnership interest:
           Net operating earnings (loss) . . . . . . . .      $    (10.61)           (44.19)            (20.96)
           Gain on sale of property or
             disposition of unconsolidated
             venture property. . . . . . . . . . . . . .            26.95             11.66              --
                                                              -----------      ------------        -----------

               Net earnings (loss) . . . . . . . . . . .      $     16.34            (32.53)            (20.96)
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




                                              JMB INCOME PROPERTIES, LTD. - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                     YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                         AND YEARS ENDED DECEMBER 31, 1995 AND 1994

                                 GENERAL PARTNERS                             LIMITED PARTNERS (77,132 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF         NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------
Balance
 (deficit) at
 December 31,
  1993 . . . .   $1,000    (3,822,845)   (1,962,978)    (5,784,823)     68,210,848   43,401,891    (94,958,724) 16,654,015

Net earnings
 (loss). . . .     --         (67,365)       --            (67,365)         --       (1,616,769)         --     (1,616,769)
                -------    ----------    ----------     ----------      ----------   ---------    ------------  ----------
Balance
 (deficit) at
 December 31,
 1994. . . . .    1,000    (3,890,210)   (1,962,978)    (5,852,188)     68,210,848   41,785,122    (94,958,724) 15,037,246

Net earnings
 (loss). . . .    --         (132,922)        --          (132,922)          --      (2,508,835)         --     (2,508,835)
                -------    ----------    ----------     ----------      ----------   ---------     -----------  ----------





                                              JMB INCOME PROPERTIES, LTD. - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                 GENERAL PARTNERS                             LIMITED PARTNERS (77,132 INTERESTS)
               --------------------------------------------------    ---------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF         NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------
Balance
 (deficit) at
 December 31,
 1995. . . . .    1,000    (4,023,132)   (1,962,978)    (5,985,110)     68,210,848   39,276,287    (94,958,724) 12,528,411

Capital con-
 tributions. .  682,741         --            --           682,741          --            --             --          --

Cash distri-
 butions . . .     --           --            --             --             --            --        (1,460,511) (1,460,511)

Net earnings
 (loss). . . .     --       5,302,369         --         5,302,369           --       1,260,292          --      1,260,292
                -------    ----------    ----------     ----------      ----------   ---------     -----------  ----------
Balance
 (deficit) at
 December 31,
 1996. . . . .  683,741     1,279,237    (1,962,978)         --         68,210,848   40,536,579    (96,419,235) 12,328,192
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




                                              JMB INCOME PROPERTIES, LTD. - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEAR ENDED DECEMBER 31, 1996 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                         AND YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                                  1996              1995               1994
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $ 6,562,661         (2,641,757)       (1,684,134)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .          499,772            998,577           970,404
    Amortization of deferred expenses. . . . . . . . . .           89,838            151,519           109,246
    Partnership's share of loss from
     operations of unconsolidated venture. . . . . . . .            --             2,764,587           805,364
    Partnership's share of gain from
     disposition of unconsolidated
     venture property. . . . . . . . . . . . . . . . . .            --              (908,413)            --
    Gain on sale of investment property. . . . . . . . .       (7,415,169)             --                --
  Changes in:
    Interest, rents and other receivables. . . . . . . .           60,125             17,442            48,273
    Accrued rents receivable . . . . . . . . . . . . . .          365,182            267,963           282,490
    Accounts payable . . . . . . . . . . . . . . . . . .          (53,654)          (292,499)          630,470
    Accrued interest . . . . . . . . . . . . . . . . . .         (136,200)           (20,038)           (1,726)
    Tenant security deposits . . . . . . . . . . . . . .          (66,982)           (16,632)            3,672
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .          (94,427)           320,749         1,164,059
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Net sales and maturities of
   short-term investments. . . . . . . . . . . . . . . .            --             2,176,462         2,567,558
  Additions to investment property . . . . . . . . . . .         (392,299)           (52,076)         (420,997)
  Partnership's contributions to
   unconsolidated venture. . . . . . . . . . . . . . . .            --              (262,764)         (542,810)
  Cash proceeds from sale of investment
   property. . . . . . . . . . . . . . . . . . . . . . .         9,903,102             --                --
  Payment of deferred expenses . . . . . . . . . . . . .          (93,966)          (132,779)         (448,910)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .         9,416,837         1,728,843         1,154,841
                                                              -----------        -----------       -----------




                                              JMB INCOME PROPERTIES, LTD. - IX
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1996              1995               1994
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . .         (399,494)          (218,592)         (197,269)
  Distributions to limited partners. . . . . . . . . . .       (1,460,511)             --                --
  Contributions by general partners. . . . . . . . . . .          682,741              --                --
                                                              -----------        -----------       -----------

          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (1,177,264)          (218,592)         (197,269)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .        8,145,146          1,831,000         2,121,631
          Cash and cash equivalents
            beginning of year. . . . . . . . . . . . . .        4,183,046          2,352,046           230,415
                                                              -----------        -----------       -----------
          Cash and cash equivalents
            end of year. . . . . . . . . . . . . . . . .      $12,328,192          4,183,046         2,352,046
                                                              ===========        ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
   other interest. . . . . . . . . . . . . . . . . . . .      $ 1,418,436          1,645,315         1,667,026
                                                              ===========        ===========       ===========
  Non-cash investing and financing
   activities:
      Total proceeds from sale of investment
        property, net of closing costs . . . . . . . . .      $25,069,313              --                --
      Repayment of mortgage debt . . . . . . . . . . . .      (15,166,211)             --                --
                                                              -----------        -----------       -----------
          Net cash proceeds from sale
            of investment property . . . . . . . . . . .      $ 9,903,102              --                --
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




                       JMB INCOME PROPERTIES, LTD. - IX
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1996 (IMMEDIATELY PRIOR
                    TO FINAL LIQUIDATING DISTRIBUTION), AND
                    YEARS ENDED DECEMBER 31, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (through a joint venture) an equity investment in an office building in Seattle, Washington. Business activities consisted of rentals to a governmental agency and a variety of commercial companies, and the ultimate sale of such real estate.

     The accompanying consolidated financial statements include the accounts of the Partnership and its majority-owned consolidated venture, Plaza/Seattle Limited Partnership ("Plaza/Seattle"). The effect of all transactions between the Partnership and the consolidated venture has been eliminated in the consolidated financial statements. The equity method of accounting had been applied in the accompanying consolidated financial statements with respect to the Partnership's venture interest in T&C-JMB Partners ("T&C"). Accordingly, the accompanying consolidated financial statements do not include the accounts of T&C and T&C's venture, H&M Associates, Ltd. - Houston ("Town & Country").

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 (immediately prior to the final liquidating distribution to its limited partners and establishment of a liquidating trust for the benefit of the Holders of Interests) and the year ended December 31, 1995 is summarized as follows:







                                                         1996                                  1995
                                                       -------------------------------------------------------------
                                            GAAP BASIS         TAX BASIS         GAAP BASIS          TAX BASIS
                                                              (UNAUDITED)                           (UNAUDITED)
                                           ------------       -----------       ------------        -----------
Total assets . . . . . . . . . . . . .      $12,328,192        12,328,192        22,833,739         19,474,759
Partners' capital accounts
 (deficits):
  General partners . . . . . . . . . .            --                --           (5,985,110)        (4,858,232)
  Limited partners . . . . . . . . . .       12,328,192        12,328,192        12,528,411         13,768,000
Net earnings (loss):
  General partners . . . . . . . . . .        5,302,369         4,175,491          (132,922)           (68,705)
  Limited partners . . . . . . . . . .        1,260,292            20,703        (2,508,835)           977,334
Net earnings (loss) per
 limited partnership interest. . . . .            16.34               .27            (32.53)             12.67
                                            ============       ==========       ===========        ===========




     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (77,132). Also, because net earnings are computed immediately prior to dissolution, Holders of Interests may have on dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may have differed from those estimates.

     Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated venture were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $3,719,182 at December 31, 1996 and 1995, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of loan fees and lease commissions which were amortized over the terms stipulated in the related agreements or over the terms of the related leases using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued prorated rental income for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership had acquired, through joint ventures, three shopping centers and one office building as investments. All the properties have been sold or disposed of by the Partnership at December 31, 1996. The cost of the investment properties represented the total cost to the Partnership and its ventures plus miscellaneous acquisition costs.

     Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:

                                                          YEARS
                                                          -----

       Buildings and improvements (new or used)
       -- straight-line. . . . . . . . . . . . . . . .     5-30
       Personal property (new or used)
       --  straight-line . . . . . . . . . . . . . . .     5-10
                                                           ====





     Maintenance and repair expenses were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     The Partnership was a party to one operating joint venture agreement during 1996. Pursuant to such agreement, the Partnership made initial capital contributions of approximately $30,739,000 (before legal and other acquisition costs and its share of operating deficits as discussed below). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may have been required to make additional cash contributions to the venture.

     TOWN AND COUNTRY

     On December 5, 1995, the lender realized upon its security for its non-recourse loan, which included the land, buildings and related improvements of the Town and Country Center as further described below. As a result, Town and Country was terminated effective December 31, 1995.

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

     The terms of the T&C partnership agreement provided that all of T&C's share of the Town & Country's annual cash flow, net proceeds from sale or refinancing, profits and losses and tax items were allocated between the Partnership and JMB - VIII based upon the ratio of capital contributions made by each partner (31.43% by the Partnership and 68.57% by JMB - VIII). The T&C partnership was allocated 73.07% of Town and Country's operating profits and losses.





     Town & Country's net cash flow was distributable as follows: first, T&C was entitled to receive the cumulative deficiency in its preferred cash return through 1992; next, the developer was entitled to receive a cumulative amount equal to its unreimbursed capital contributions used to fund operating deficits incurred with respect to the property and T&C's preferential return in prior years; finally, any cash flow in excess of these preferred amounts was to be distributable 73.07% to T&C and 26.93% to the developer. The Partnership did not receive any distributions from T&C in 1995 or 1994. Any operating deficits were funded by contributions to the venture by the venture partners in the ratio of their respective residual ownership percentages.

     Upon sale of the shopping center, T&C was entitled to a preferential share of the net sale proceeds plus any deficit in T&C's cumulative annual preferred return. However, there were no distributable proceeds from the disposition of the property.

     Town and Country was also obligated under a 12% promissory note payable ($991,686 outstanding at December 5, 1995 (immediately prior to the disposition) and at December 31, 1994) to an affiliate of the developer which matured June 30, 1993. The Partnership and JMB-VIII had reached an agreement in principle with the developer to extend the original due date of the promissory note. Although no interest payments were being made the venture continued to accrue interest on the note at the original contract rate. As of the date of disposition of the Property, such promissory note was cancelled and the note (including accrued interest of $586,537 at December 5, 1995 (immediately prior to the disposition) was treated as a capital contribution by the unaffiliated venture partner.

     Through December 5, 1995, (immediately prior to the disposition) the Partnership and its affiliated joint venture partner had made interest-bearing loans aggregating $4,740,437 to the T&C venture to fund operating deficits at the property pursuant to a proposed amendment to the Town and Country joint venture agreement. However, such proposed amendment was not executed prior to termination. The Partnership's portion of these loans was $1,489,920 (including accrued interest) and had been reflected as contributions to unconsolidated venture in the consolidated financial statements and had been netted into the gain on disposition as of December 5, 1995.

     Pursuant to the terms of the joint venture agreement, the Partnership and its joint venture partners also made advances aggregating $1,013,880. The Partnership's portion of these advances was $270,510 and had been reflected as contributions to the unconsolidated venture in the consolidated financial statements and has been netted into the gain on disposition as of December 5, 1995.

     Town and Country was approximately 73% occupied (8% represented temporary tenants) on the disposition date. Town and Country faced strong competition in its area. T&C Venture had prepared and evaluated a plan for an extensive renovation and re-merchandising of Town and Country. Given Town and Country's level of debt, the strong competition that the Town and Country faced and the significant cost that would have been required to lease, renovate and re-merchandise Town and Country, T&C Venture decided in September 1995 not to commit any additional capital to pay continued operating deficits of Town and Country, including funding for debt service payments, without obtaining a modification to the existing non-recourse mortgage loan. Consequently, Town and Country remitted to the lender only the amount of cash flow from property operations after expenses rather than the full debt service payment required for the month of September 1995.
The lender was unwilling to modify the loan and realized upon its security in December 1995, as a result of the default in the payment of debt service.





     As a result of the disposition of Town and Country to the lender and the liquidation of the joint ventures mentioned above, the Partnership recognized a gain of $908,413 net of the venture partners' shares, for financial reporting purposes and a gain of approximately $3,501,670 net of the venture partners' shares, for Federal income tax reporting purposes in 1995. The Partnership had previously recorded a provision for value impairment of approximately $30,115,000 (of which the Partnership's share was $1,686,425) for financial reporting purposes relating to the underlying real estate assets. There were no proceeds from the disposition. Under the terms of the applicable venture agreements, gain on disposition of Town and Country and liquidations of the joint ventures was to be allocated according to the respective ownership percentages of the venture partners as previously discussed.

     An affiliate of the Managing General Partner of the Partnership had responsibility for management and leasing of the Town and Country Center under a management agreement which provided for a management fee based on a percentage of gross income (as defined) from the property's operations not to exceed 5% in aggregate.

     PLAZA/SEATTLE (BLANCHARD SEATTLE)

     On October 17, 1996, the joint venture sold the Blanchard Plaza investment property to an unaffiliated third party for $26,100,000, all of which was received (less closing costs and prorations) in cash at closing. After repayment in full of the outstanding mortgage loan secured by the property, with a principal balance of approximately $15,166,000 at the date of sale and the payment of closing costs related to the sale, the joint venture received net sale proceeds of approximately $9,903,000. As a result of the sale, the venture recognized in 1996 a gain of approximately $7,415,000 and $16,222,000 for financial reporting and Federal income tax purposes, respectively, of which substantially all which has been allocated to the Partnership pursuant to the venture agreement. In addition, pursuant to the venture agreement, all of the net proceeds from the sale are allocable to the Partnership. As this is the last investment property of the Partnership, the Partnership made the final liquidating distribution of $12,328,192 ($148.96 per Interest paid directly to the Holders of Interest) in December 1996 and has terminated its affairs as of December 31, 1996.

     In July 1983, the Partnership acquired, through Plaza Seattle joint venture, an interest in the 15-story office building in Seattle, Washington. The terms of the Plaza Seattle partnership agreement provided that the joint venture partners would not be obligated to make any cash contributions to the joint venture; however, the value of the joint venture partners' contribution of their interest in the land to the joint venture was taken into account in determining the terms of the joint venture partnership agreement. Distribution of annual cash flow (after debt service) was to be made first to the Partnership as reimbursement for its aggregate additional contributions; then the joint venture partners were entitled to receive the next $90,000 per annum of annual cash flow; the Partnership was entitled to receive the next $1,078,838, and any excess annual cash flow would have been distributable 92.3% to the Partnership and 7.7% to the joint venture partners. Distributions of annual cash flow to the Partnership and to the joint venture partners ceased in prior years. The Partnership had funded 100% of all subsequent deficits at Blanchard Plaza office building. Consequently, operating profits and losses were allocated 100% to the Partnership.

     The joint venture partnership agreement also provided that the net proceeds, if any, from any sale or refinancing of the property would be allocated as follows: first to the Partnership as reimbursement for its aggregate additional capital contributions; then the Partnership shall be paid the outstanding balance of its $2,000,000 loan to the venture (such loan has been eliminated in consolidated financial statements) plus any accrued interest thereon (monthly payments of interest only were due and were made at a rate of 10.88%); the joint venture partners were entitled to receive the next $1,250,000 of such proceeds; the Partnership was entitled to receive the next $15,225,000 and any remaining proceeds would have been be distributed 92.3% to the Partnership and 7.7% to the joint venture partners. The joint venture partnership agreement provided for gain or loss on the disposition of the property to be allocated to the extent needed to equalize the capital accounts of the joint venture partners, to the extent of any net proceeds distributed to the joint venture partners, and any remaining gain or loss 92.3% to the Partnership and 7.7% to the joint venture partners. Due to the sale of the property in October 1996, Plaza/Seattle recognized in 1996 $7,415,169 and $16,221,707 of gain on sale of investment property for financial reporting and Federal income tax purposes, of which $7,415,169 and $14,612,914, respectively, was allocable to the Partnership. Plaza/Seattle terminated its affairs effective December 31, 1996.

     An affiliate of the Managing General Partner had responsibility for management and leasing of the Blanchard Plaza office building under a management agreement which provided for a management fee equal to 4% of gross income (as defined) from the property's operations. In December 1994, such affiliate sold substantially all of its assets and assigned its interest in its management contracts including the agreement for the Blanchard Plaza office building, to an unaffiliated third party.

     In 1995, the joint venture received notification from the General Services Administration ("GSA"), a major tenant at the property, that it was due approximately $423,000 in minimum rent credits relating to the alleged overpayment of real estate taxes from 1989 to 1995. Although the joint venture disputed this claim, the GSA began offsetting its monthly rent payments in January 1996 in an amount equal to 1/12 of the amount in dispute. The joint venture filed an appeal with the General Services Board of Contract Appeals. During the third quarter of 1996, the joint venture executed an agreement in settlement of this claim whereby GSA was allowed to withhold the settlement amount from rental payments in 1996. The joint venture is bound by a confidentiality provision in the settlement agreement which does not permit disclosure of the terms of the settlement; however, the joint venture believed the settlement was in the best interest of the joint venture.

     The long-term non-recourse mortgage note secured by the Blanchard Plaza office building (prior to its 1996 repayment in connection with the sale of the investment property as described above) was modified effective December 1, 1988. Such modification, among other things, provided for debt service to be paid at reduced rates through the May 1, 1991 payment with the interest rate differential being added monthly to the principal balance on the note. The mortgage note balance included cumulative deferred interest of $2,565,705 at December 31, 1995. The note was classified as a current liability at December 31, 1995, since an agreement was reached in 1995 to extend the maturity from December 1, 1995 to December 1, 1996. The note accrued interest at a fixed rate of 10.5% and required monthly payments of principal and interest of $148,693. The note provided for additional principal payments of annual net cash flow payable in April of the following year ($79,589 and $255,800 was paid in April 1995 and 1996, respectively).

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of July 1, 1996, and therefore, was not subject to continued depreciation. The results of operations of the property included in the accompanying consolidated financial statements were losses of $776,624, $971,959, and $1,041,690 for the years ended December 31, 1996, 1995 and 1994, respectively.





     PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties were generally to be allocated to the General Partners to the greater of 1% of such profits or the amount of cash distributable to the General Partners from any such sale or refinancing (as described below). Losses from the sale or refinancing of investment properties were to be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were to be allocated to the Limited Partners.

     The Partnership Agreement also generally provided that notwithstanding any allocation contained in the Agreement, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision was to allow the deferral of the recognition of taxable gain to the Limited Partners.
During 1996, such provisions resulted in additional profits to be allocated to the General Partners for financial reporting and Federal income tax purposes. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners were not required to make any capital contributions except under certain limited circumstances upon termination of the Partnership. Accordingly, upon termination, the General Partners contributed $682,741 to the Partnership which was included in the final liquidating distribution to the Holders of Interests. In addition, pursuant to similar limitations contained in the Partnership Agreement, Two Broadway Associates (a Holder of Interests and an affiliate of Merrill Lynch, the selling agent for the initial public offering of Interests) contributed $467,789 in 1996 to the Partnership (which has been netted against limited partnership distributions in the accompanying 1996 consolidated financial statements) which also was included in the final liquidating distribution to the Holders of Interests.

     Distributions of "cash flow" of the Partnership was allocated 90% to the Limited Partners and 10% to the General Partners. In addition, the General Partners were to receive as a distribution from the sale of real property by the Partnership 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) were to be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners were to receive 100% of such net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership and (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 6% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the second fiscal quarter of 1983. Additionally, payment of the portion of sale and refinancing proceeds allocable to the General Partners pursuant to the above was to be deferred until such time as the Limited Partners received cumulative cash distributions from sale and refinancing proceeds and from Partnership operations in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment (as defined above). Approximately $3,197,000 otherwise payable to the General Partners was previously distributed to the Limited Partners since 1981 pursuant to the preferential distribution levels described above.





     Prior to dissolution, the Partnership paid the final liquidating distribution of $12,328,192 comprised of $11,432,531 paid in cash to the Limited Partners and $895,661 into a liquidating trust established for the benefit of the Holders of Interests.

     TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 were as follows:


                                           1996        1995         1994
                                         -------     --------     --------
Property management and
  leasing fees . . . . . . . . . .       $  --           --        541,101
Insurance commissions. . . . . . .          --           --          5,111
Reimbursement (at cost) for
  out-of-pocket salary, salary
  related expenses and other
  costs for the Partnership
  and its investment property. . .        47,590       92,977      178,354
                                         -------     --------     --------
                                         $47,590       92,977      724,566
                                         =======     ========     ========

     In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Blanchard Plaza office building after the sale of the management contract on the same terms that existed prior to assignment of the management company contract.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by and partially reimbursed to, affiliates of the General Partners.

     LEASES - AS PROPERTY LESSOR

     The Partnership had determined that all leases relating to the Blanchard Plaza Office Building were properly classified as operating leases; therefore, rental income was reported when earned and the cost of the property, excluding the cost of the land, was depreciated over its estimated useful life. Leases with tenants ranged in terms from one to fifteen years and provided for fixed minimum rent and partial reimbursement of operating costs.

     INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary financial information for the Town and Country venture (for the period ending December 5, 1995 (the disposition date) is as follows:

                                                                  1995
                                                              -----------

Current assets . . . . . . . . . . . . . . . . . . . .              --
Current liabilities. . . . . . . . . . . . . . . . . .              --
                                                              -----------
       Working capital . . . . . . . . . . . . . . . .              --
                                                              -----------




                                                                  1995
                                                              -----------

Investment property, net . . . . . . . . . . . . . . .              --
Other assets . . . . . . . . . . . . . . . . . . . . .              --
Other liabilities. . . . . . . . . . . . . . . . . . .              --

Long-term debt . . . . . . . . . . . . . . . . . . . .              --
Venture partners' subordinated equity. . . . . . . . .              --
                                                              -----------
       Partners' capital . . . . . . . . . . . . . . .        $     --
                                                              ===========
Represented by:
  Invested capital . . . . . . . . . . . . . . . . . .        $13,321,032
  Cumulative distributions . . . . . . . . . . . . . .         (6,460,225)
  Cumulative losses. . . . . . . . . . . . . . . . . .         (6,860,807)
                                                              -----------
                                                              $     --
                                                              ===========
Total income . . . . . . . . . . . . . . . . . . . . .        $ 5,664,565
                                                              ===========
Expenses applicable to operating loss. . . . . . . . .        $39,731,163
                                                              ===========
Operating loss . . . . . . . . . . . . . . . . . . . .        $34,066,598
                                                              ===========
Gain on disposition. . . . . . . . . . . . . . . . . .        $ 2,589,331
                                                              ===========

     Also, for the year ended December 31, 1994, total income, expenses applicable to operating loss and operating loss were $6,934,956, $10,486,956 and $3,551,999, respectively, for the unconsolidated venture noted above.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during fiscal years 1995 and 1996.



                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which was owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, ABPP Associates, L.P. ABPP Associates, L.P. an Illinois limited partnership with JMB as the sole general partner was directed by a majority in interest of its limited partners (who were generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates were engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who were engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons who did business with the General Partners or their affiliates. The General Partners and their affiliates were in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership could be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and JMB Income Properties, Ltd.- XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of the various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partner-ships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.




     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December, 1990.

He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also director of a number of investment companies advised by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.






ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. No cash distributions were paid in 1996, 1995 and 1994 to the General Partners.

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

     The General Partners of the Partnership were reimbursed for their salaries, salary-related expenses and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. During 1996, the Managing General Partner earned and was paid reimbursement for such expenses in the amount of $47,590.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners.

     The Partnership was permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership or its affiliates. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and Exhibit 21 hereto.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to the final liquidating distribution.

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner owned as a group the following Interests of the Partnership immediately prior to the final liquidating distribution:

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

     No officer or director of the Managing General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.






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

                    3-C. Acknowledgement of rights and duties of the General Partners of the Partnership between ABPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to Exhibit 3-C to the Partnership's Report on Form 10-Q (File No. 0-12432) for September 30, 1996 dated November 8, 1996.

                    4-A. Modification documents relating to the long-term mortgage note secured by the Blanchard Plaza Building in Seattle, Washington are hereby incorporated by reference to Exhibit 4-A to the Partnership's Report on Form 10-K (File No. 0-12432) for December 31, 1992 dated March 19, 1993.

                    4-B. Modification documents relating to the extension of the mortgage note secured by Blanchard Plaza Building in Seattle, Washington are hereby incorporated herein by reference to Exhibit 4-B to the Partnership's Report on Form 10-K (File No. 0-12432) for December 31, 1995 dated March 25, 1996.

                    10-A. Acquisition documents relating to the purchase by the Partnership of an interest in the Blanchard Plaza Building in Seattle, Washington are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-12432) dated July 29, 1983.





                    10-B. Disposition documents relating to the Partnership transferring its interest in the Town and Country Center in Houston Texas are hereby incorporated herein by reference to Exhibit 10-B to the Partnership's Report on Form 10-K (File No. 0-12432) for December 31, 1995 dated March 25, 1996.

                    10-C. Sale documents relating to the Partnership's sale of the Blanchard Plaza investment property in Seattle, Washington are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-12432) dated October 30, 1996.

                    24.   Powers of Attorney

                    27.   Financial Data Schedule

              (b) The following Report on Form 8-K was filed since the beginning of the last quarter of the period covered by the this report.

              (i) The Partnership's Report on Form 8-K for October 17, 1996 (describing the sale of the Partnership's Blanchard Plaza investment property in Seattle, Washington was filed. This report was dated October 30, 1996. No financial statements were required to be filed therewith.

              ----------------
                    No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





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

                  JMB INCOME PROPERTIES, LTD. - IX

                  By:      JMB Realty Corporation
                           Managing General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    February 14, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Managing General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    February 14, 1997

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    February 14, 1997

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    February 14, 1997

                           GLENN E. EMIG*
                  By:      Glenn E. Emig, Chief Operating Officer
                  Date:    February 14, 1997


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    February 14, 1997

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    February 14, 1997

                  By:      STUART C. NATHAN*
                           Stuart C. Nathan, Executive Vice President
                             and Director
                  Date:    February 14, 1997

                  *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Attorney-in-Fact
                  Date:    February 14, 1997





                       JMB INCOME PROPERTIES, LTD. - IX

                                 EXHIBIT INDEX



                                                       DOCUMENT
                                                    INCORPORATED
                                                    BY REFERENCE     PAGE
                                                    -------------    ----

3-A.        Pages 8-16, 118-120 and A-6
            to A-9 of the Prospectus of
            the Partnership dated
            April 14, 1982                                 Yes

3-B.        Amended and Restated Agreement
            of Limited Partnership                         Yes

3-C.        Acknowledgement of rights and
            duties of the General Partners
            of the Partnership                             Yes

4-A.        Modification documents
            related to the Blanchard
            Plaza Building                                 Yes

4-B.        Modification documents
            related to the extension
            of the mortgage note
            secured by the Blanchard
            Plaza Building                                 Yes

10-A.       Acquisition documents
            related to the
            Blanchard Plaza Building                       Yes

10-B.       Disposition documents
            related to Town and
            Country Center                                 Yes

10-C.       Sale Documents related
            to the Blanchard Plaza
            Building                                       Yes

24.         Powers of Attorney                             No

27.         Financial Data Schedule                        No